Form 10QSB
period 2001-03-31
BADGER STATE ETHANOL LLC
filed 2001-06-01
CIK 1128546

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB



  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2001
                                                 --------------

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF

         1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________

                          COMMISSION FILE NUMBER: 000-
                                                  -------------

                           BADGER STATE ETHANOL, LLC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


       WISCONSIN                                             39-1996522
     ---------------------------------                  -----------------
     (State or other jurisdiction                        (IRS Employer
      of incorporation or organization)                 Identification No.)


                                2443 Bethel Road
                             Monroe, Wisconsin 53566
                             -----------------------
                    (Address of principal executive offices)

                                 (608) 329-3900
                                 --------------
                (Issuer's telephone number, including area code)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [x]


         The number of Class A, B and C membership units outstanding as of May 30, 2001 was 0, 720, and 1,000, respectively.


         Transitional Small Business Disclosure Format: Yes [ ]   No [x]

                            BADGER STATE ETHANOL, LLC
               FORM 10-QSB QUARTERLY REPORT FOR THE QUARTER ENDED
                                 March 31, 2001

                                TABLE OF CONTENTS

Part I - Financial Information                                                           PAGE
     Item 1. Financial Statements

         Condensed Balance Sheets at December 31, 2000 and March 31, 2001...................3

         Condensed Statements of Operations for the three months
           ended March 31, 2001 and for the period of
           May 11, 2000 (inception) to March 31, 2001.......................................4

         Condensed Statements of Cash Flows for the three months
           ended March 31, 2001 and the period of
           May 11, 2000 (inception) to March 31, 2001.......................................5

         Notes to Condensed Financial Statements............................................6

     Item 2. Management's Discussion and Analysis and Plan of Operations....................7

Part II - Other Information

     Item 1.  Legal Proceedings.............................................................10

     Item 2. Changes in Securities and Use of Proceeds......................................11

     Item 3.  Defaults Upon Senior Securities...............................................11

     Item 4.  Submission of Matters to a Vote of Security Holders...........................11

     Item 5.  Other Information.............................................................11

     Item 6. Exhibits and Reports on Form 8-K...............................................11

Signature...................................................................................12

ITEM 1: FINANCIAL STATEMENTS


                            BADGER STATE ETHANOL, LLC
                          (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                                   MARCH           DECEMBER
                                                                                 31, 2001          31, 2000
                                                                               --------------    --------------
ASSETS

  CURRENT ASSETS
    Cash                                                                     $        88,515   $       104,620
    Prepaid insurance                                                                  2,570                 0
                                                                               --------------    --------------

  TOTAL CURRENT ASSETS                                                                91,085           104,620

  EQUIPMENT                                                                            3,419                 0

  OTHER ASSETS
    Deferred offering costs                                                          340,880           216,344
                                                                               --------------    --------------

  TOTAL ASSETS                                                               $       435,384   $       320,964
                                                                               ==============    ==============


LIABILITIES AND MEMBERS' EQUITY

  CURRENT LIABILITIES
    Accounts payable                                                         $       258,250   $        74,768

  MEMBERS' EQUITY
    Member contributions, net of costs related to capital contributions              376,794           376,794
    Deficit accumulated during development stage                                    (199,660)         (130,598)
                                                                               --------------    --------------
  TOTAL MEMBERS' EQUITY                                                              177,134           246,196
                                                                               --------------    --------------

  TOTAL LIABILITIES AND MEMBERS' EQUITY                                      $       435,384   $       320,964
                                                                               ==============    ==============


     See notes to condensed financial statements

                            BADGER STATE ETHANOL, LLC
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                       CUMULATIVE FROM
                                                              THREE MONTHS              MAY 11, 2000
                                                              ENDED MARCH              (INCEPTION) TO
                                                                  31, 2001              MARCH 31, 2001
                                                              -----------------      --------------------
REVENUES                                                    $                0     $                   0

EXPENSES
  Project coordinator                                                    9,000                    30,000
  Organization costs                                                    19,341                    73,096
  Professional fees                                                     38,581                    89,851
  Office and administrative expense                                      1,199                     3,789
  Miscellaneous                                                            941                     2,924
                                                              -----------------      --------------------
                                                                        69,062                   199,660
                                                              -----------------      --------------------

NET LOSS                                                    $          (69,062)    $            (199,660)
                                                              =================      ====================



NET LOSS PER UNIT
    (1,720 weighted average units outstanding in 2001,
    1,415 weighted average units outstanding
      since inception)                                      $           (40.15)    $             (141.10)
                                                              =================      ====================


         See notes to condensed financial statements

                            BADGER STATE ETHANOL, LLC
                          (A DEVELOPMENT STAGE COMPANY)

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                     CUMULATIVE FROM
                                                                              THREE MONTHS             MAY 11, 2000
                                                                              ENDED MARCH             (INCEPTION) TO
                                                                                  31, 2001            MARCH 31, 2001
                                                                              -----------------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                                  $          (69,062)  $             (199,660)
  Adjustments to reconcile net loss to net cash from operations
    Prepaid insurance                                                                   (2,570)                  (2,570)
    Accounts payable                                                                    60,793                  111,171
                                                                              -----------------    ---------------------

  NET CASH USED FOR OPERATING ACTIVITIES                                               (10,839)                 (91,059)

INVESTING ACTIVITIES
  Capital expenditures for equipment                                                    (3,419)                  (3,419)

FINANCING ACTIVITIES
  Expenditures for deferred offering costs                                              (1,847)                (197,007)
  Member contributions                                                                       0                  380,000
                                                                              -----------------    ---------------------

  NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                  (1,847)                 182,993

NET INCREASE (DECREASE) IN CASH                                                        (16,105)                  88,515

CASH - BEGINNING OF PERIOD                                                             104,620                        0
                                                                              -----------------    ---------------------

CASH - END OF PERIOD                                                        $           88,515   $               88,515
                                                                              =================    =====================


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

  Accounts payable for costs of raising capital                             $          122,689   $              147,079
                                                                              =================    =====================


         See notes to condensed financial statements

                            BADGER STATE ETHANOL, LLC
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 2001


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS - Badger State Ethanol, LLC (a Wisconsin Limited Liability Company) located in Monroe, Wisconsin was organized to design, build and operate a 40 million gallon ethanol plant. Construction is projected to begin in the year 2001. As of March 31, 2001, the Company is in the development stage with its efforts being principally devoted to capital raising, organizational and project feasibility activities.

     INTERIM FINANCIAL STATEMENTS - The Company's independent auditors have not audited the condensed financial statements for the three-month period ended March 31, 2001. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of March 31, 2001 and for the three-month period then ended have been made. Those adjustments consist only of normal and recurring adjustments.

     Certain information and note disclosures normally included in the Company's annual financial statements have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company's registration statement on Form SB-2 filed with the Securities and Exchange Commission.

     The results of operations for the three-month period ended March 31, 2001, are not necessarily indicative of the results to be expected in a full year.

     DEFERRED OFFERING COSTS - The Company defers the costs incurred to raise equity financing until that financing occurs. At such time that the issuance of new equity units occurs, these costs will be netted against the proceeds received. If the equity financing does not occur, they will be expensed. As of March 31, 2001, the Company deferred $340,880 of offering costs.

2.  RELATED PARTY TRANSACTIONS

     From its inception to March 31, 2001, the Company incurred $30,000 of project coordinator fees, of which $18,000 is included in accounts payable. The project coordinator is also a member, director and officer of the Company. The Company's general contractor and engineer are also Class B members of the Company.

3.  MEMBERS' EQUITY

     As specified in the Company's operating agreement, the Company will have three classes of membership units: Class A, Class B, and Class C. As of March 31, 2001, all available Class C membership units (1,000) had been sold for $20 per unit. All available Class B membership units (720) were sold for $500 per unit. On April 20, 2001, the SEC declared the Company's registration statement on Form SB-2 effective. The Company is currently offering up to 20,000 Class A membership units at a price of $1,000 per unit (the "Offering"). The Company must raise a minimum of $10 million to close the Offering. If the Company does not raise the $10 million minimum, all proceeds from the Offering will be returned to investors, without interest.

     If the Company closes the Offering, the Class B and Class C membership units will convert into Class A units at the rate of one Class A unit for each Class B or C membership unit held at the time of conversion. All classes of membership units have equal voting rights.

                            BADGER STATE ETHANOL, LLC
                          (A DEVELOPMENT STAGE COMPANY)

               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001


4.  COMMITMENTS AND CONTINGENCIES

     The Company has signed a letter of intent with an investment banker, engineer and contractor to build the proposed ethanol plant. In addition to the Offering, the Company must raise approximately $32 million in senior debt and up to $13 million in subordinated debt, if less than $20 million in equity is raised in the Offering, with specific terms to be negotiated. The letter of intent stipulates that the engineer and contractor will be engaged to construct an ethanol plant, with costs not to exceed $45 million. As indicated above, the engineer and general contractor hold Class B units of the Company and are members of the Board of Directors. They will also receive monthly management fees, not to exceed $150,000 annually.

     The Company signed a development agreement to purchase approximately 25 acres of land in Monroe, Wisconsin for $1 under a tax increment financing arrangement. Transfer of the land is contingent upon several conditions, including financing commitments that the Company must obtain. Pursuant to a May 29, 2001, amendment to the development agreement, the purchase of the land is scheduled to take place on the earlier of September 30, 2001 or the date the Company obtains financing. The Company is obligated to add improvements to the land of at least $7 million and to have the ethanol plant substantially completed by June 1, 2002. The city will also provide construction of municipal services such as road, sewer, water and site preparation. The Company expects to finance these improvements from $1.6 million in tax increment financing from the city and repaid by the Company through regular property taxes over a ten year period. In addition, the Company is seeking a $400,000 grant from the State of Wisconsin, of which $300,000 will be used for site improvement and $100,000 for training employees.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

         This report contains forward-looking statements. In addition, we may make forward-looking statements orally in the future by or on behalf of the Company. When used, the words "believe," "expect," "will," "can," "estimate," "anticipate" and similar expressions are intended to identify forward-looking statements. Readers should not place undue reliance on any forward-looking statements and recognize that the statements are not predictions of actual future results. Actual results could and likely will differ materially from those anticipated in the forward-looking statements due to the risks and uncertainties set forth in our Form SB-2 registration statement under the caption "Risk Factors," as well as others not now anticipated. These risks and uncertainties include, without limitation, our assumptions concerning financing requirements and future operations, our ability to obtain debt financing to finish construction and generate revenues, construction delays, changes in state and federal ethanol subsidies, our need for additional capital, our ability to manufacture our products on a commercial scale and in compliance with regulatory requirements, increased competition, and changes in government regulation. We undertake no responsibility to update any forward-looking statement.

OVERVIEW

         We are a start-up company in development stage. We are planning to build an ethanol plant and engage in the production of ethanol and animal feed products. We are seeking to raise up to $20 million in an initial public offering of our Class A units (the "Offering") and up to $45 million in senior and subordinated debt financing to build a 40 million-gallon per year ethanol plant in Monroe, Wisconsin. We cannot close the Offering unless we raise at least $10 million, and secure at least $32 million in senior debt and the amount of subordinated debt we need. The amount of subordinated debt that we need depends upon the amount we raise in the Offering.

         We expect that it will take approximately 13-15 months from the date we close the Offering to construct the proposed ethanol plant. We have entered into a development agreement with the City of Monroe to purchase a site for $1 to construct our proposed ethanol plant and site improvements. In February 2001, Monroe began making site improvements, but weather or public opposition could cause delays. Monroe will give us title to the site if we secure at least $7 million in financing by September 30, 2001.

         We have no agreements with any party to sell any of our expected products. We hope to secure agreements with third parties to purchase all of our ethanol and animal feed products. We do not intend to hire a sales staff to market our products. We will rely on third-party marketing arrangements, and pay commissions to marketing agents to market and sell our products. We intend to hire staff only for the direct operations of our ethanol business, such as receiving and production.

PLAN OF OPERATION FOR THE NEXT 12 MONTHS

         We expect to spend the next 12 months in design-development and construction of the proposed ethanol plant. We plan to secure debt financing, negotiate and finalize various contracts and agreements, such as sales and marketing agreements. If we successfully close the Offering, we expect to have sufficient cash on hand to cover our costs over the next 12 months, including staffing, office, audit, legal and compliance costs. If we do not close the Offering, we will not have sufficient funds to meet our operating needs over the next 12 months and will not be able to continue as a going concern. Our costs over the next 12 months will partly depend on how much we raise in the Offering since that will effect the amount of debt financing we need to secure. The following is our estimate of our costs and expenditures for the next 12 months assuming we successfully close on the Offering. These estimates are based upon our general contractor, prime subcontractor and financial advisor's experience with other businesses. It is only an estimate and our actual expenses could be much higher due to a variety of factors described in our Form SB-2 registration statement under the section entitled "Risk Factors."

                                              MINIMUM             MAXIMUM
                                          -----------------   -----------------
Financing costs                           $      1,843,024    $      1,295,000
Offering costs                            $        355,000    $        355,000
Insurance                                 $        226,500    $        226,500
General and administrative costs          $        100,000    $        100,000
Land acquisition and improvements         $      2,000,000    $      2,000,000
Construction in progress payments         $     28,805,300    $     28,805,300
                                          -----------------   -----------------

Total                                     $     33,329,824    $     32,781,800

         Depending on how much we raise in the Offering, we anticipate spending between $32.8 million to $33.3 million over the next 12 months. We will need to spend significant amounts of money to secure up to $45 million in debt financing. We expect to incur approximately $1.8 million in financing related costs if we raise the $10 million minimum, or $1.3 million if we raise the $20 million maximum. These financing costs include advisory, service, lending, and legal fees. We estimate that our financing costs will vary depending on the amount of subordinated debt that we seek. We expect to pay our financial advisor between $850,000 to $1.4 million to secure our senior and subordinated debt, if any. We estimate that we will need to spend approximately $226,500 on directors and officers' insurance, builder's risk insurance, general commercial liability, worker's compensation and property insurance. We also expect to spend approximately $100,000 on general and administrative expenses, including managerial fees, out-of-pocket reimbursements and general office expenses. We will spend approximately $2,000,000 to improve and prepare our 25-acre site for construction. This includes rough grading the site and installing erosion control facilities, procuring up to 1,000 cubic yards of crushed rock, constructing a road from the ethanol plant to an existing roadway, and extending sanitary sewer and water laterals to the ethanol plant. We expect to spend approximately $100,000 of our funds on these improvements, and to fund the balance with tax increment financing from the City of Monroe and a grant from the Wisconsin Department of Commerce. A majority of our resources will be spent to design and build the proposed ethanol plant. We expect to spend approximately $29 million on construction. We expect these costs to include, digging, pouring foundations, material and labor to construct the ethanol plant, grain and ethanol storage and handling facilities, drying facilities, offices and a cooling tower. We will also purchase and install ethanol production equipment, such as pumps, grinders and processing equipment, storage tanks, dryers, and conveyors. We will pay these costs by making monthly progress payments based upon the work completed and invoiced to us by our general contractor.

         We expect offering costs related to the Offering will be approximately $355,000. As of March 31, 2001, we incurred offering costs of $340,880, and expect to incur an additional $14,120. We expect to fund our costs and expenditures for the next 12 months through proceeds from the Offering, senior and subordinated debt financing, our development agreement with Monroe, and a grant from the Wisconsin Department of Commerce. We do not expect any significant changes in the number of employees and do not plan to hire additional employees until approximately six months before we begin operating the ethanol plant.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2001, we had cash and cash equivalents of $88,515, current assets of $91,085 and total assets of $435,384. We had current liabilities totaling $258,250. For the three months ended March 31, 2001, we had a net loss of $69,062 and an accumulated deficit of $199,660. Member's equity as of March 31, 2001 was $177,134.

         For the three months ended March 31, 2001, we had no revenues and cash flows used for operating activities was $10,839, primarily to fund salaries, consulting, legal, and permiting fees. During the three months ended March 31, 2001, the Company's pre-paid expenses increased by $2,570 and its accounts payable increased by $183,482. Cash used for investing activity includes purchases of office equipment totaling $3,419. Cash used for financing activities consists of expenditures of $1,847 relating to deferred offering costs.

         We are still in the development stage and are raising funds to build an ethanol plant. Until the proposed ethanol plant is complete and operating, we will generate no revenue. Management anticipates that accumulated losses will continue to increase until the ethanol plant is operating. Our current liabilities significantly exceed our current assets. If we do not close the Offering, we will not be able to fund our operating expenses for the next 12 months and will not be able to continue as a going concern.

         If we successfully close the Offering, we will receive $10 to $20 million from equity investments, approximately $32 million from senior debt and up to $13 million from subordinated debt, if needed, to build the ethanol plant. We do not have financing commitments for any loans. We have had discussions with several Monroe area banks that have expressed interest in participating in the senior debt, but have not entered into any agreements. We have made one formal presentation and are negotiating with a potential lead bank.

         We expect that the $32 million senior debt will be secured by all of our real property, including receivables and inventories. When the proposed ethanol plant is complete and operating, we anticipate converting the senior debt into a term loan, to be paid in full over seven years, without balloon payment. This could be difficult if the project suffers delays or interest rates change. We expect that we will also need a $4.5 million revolving line of credit to finance receivables and inventories when we begin operation. We anticipate that we will require access to the revolving line during the first year of operation, and at least a portion of the second year, before generating sufficient surplus cash flow to finance inventories and receivables. We have not entered into any agreement for this line of credit, but anticipate doing so before we begin operations. We plan to pay prime rate on these loans, plus annual fees for maintenance and observation of the loan by the lender.

         If we seek subordinated debt, we expect to pay a mid-teen level interest rate, plus possible warrants, allowing for a 20% or more rate of return to the subordinated lender. We base these assumptions and interest rates on the advice of our financial adviser. We are also relying upon $1.6 million in tax increment financing from Monroe to fund improvements to the site. We are also seeking a $400,000 grant from the Wisconsin Department of Commerce, of which $300,000 will be used for site improvement and approximately $100,000 for training employees.

         The following table shows the sources of our liquidity relating to the construction and start-up of our business. Other than the tax increment financing, we have no commitments or agreements with any third party to provide us with these funds. Because we do not know what precisely our capital structure will look like when the

Offering closes, we present three possible scenarios: (1) we raise $10 million in the Offering and take on approximately $13 million in subordinated debt; (2) we raise $15 million in the Offering and take on approximately $7 million in subordinated debt; and (3) we raise $20 million in the Offering and take on no subordinated debt. Based upon initial discussions with prospective lenders, we are assuming that our senior debt will be a fixed rate loan at prime, estimated at 8.5%. Based upon our financial advisor's prior experience with other projects, we are assuming a fixed interest rate of 15% for our subordinated debt. Interest rates have historically fluctuated and our interest rate could be substantially higher. All of these scenarios are only ranges of estimates, and actual sources and uses of funds could vary significantly from these estimates.

SOURCES OF FUNDS:
-------------------------------------
Equity (1)                            $   10,000,000   $   15,000,000   $    20,000,000
Seed capital                                 376,795          376,795           376,795
Senior debt                               31,658,616       31,658,616        31,755,621
Subordinated debt                         13,055,815        6,616,429                 0
Tax increment financing                    1,600,000        1,600,000         1,600,000
Department of Commerce grant (2)             400,000          400,000           400,000
Deficit of funding (surplus)                 (7,574)         (32,574)                 0

TOTAL SOURCES OF FUNDS                $   57,083,652   $   55,619,266   $    54,132,416

USES OF FUNDS:
-------------------------------------
Expected maximum contract price           45,000,000       45,000,000        45,000,000
Rail costs                                   670,000          670,000           670,000
Land and infrastructure                    2,000,000        2,000,000         2,000,000
Insurance costs                              226,500          226,500           226,500
General and administrative                   100,000          100,000           100,000
Start-up costs for labor                     400,000          400,000           400,000
Capitalized interest                       3,929,848        2,738,486         1,526,636
Working capital needs                      2,000,000        2,000,000         2,000,000
Financing costs                            1,843,024        1,570,000         1,295,000
Offering costs                               355,000          355,000           355,000
Contingency                                  559,280          559,280           559,280

TOTAL USES OF FUNDS                   $   57,083,652   $   55,619,266   $    54,132,416

--------------------
(1)  Assumes that $10,000,000, $15,000,000 or $20,000,000 will be raised in the
     Offering.
(2) If received, this grant will provide up to $300,000 for development costs and up to approximately $100,000 to establish a training program for employees.

SUBSEQUENT EVENTS

         Under our development agreement with Monroe, we must secure financing of at least $7 million to build the proposed ethanol plant by June 1, 2001. On May 29, 2001, we amended our agreement with Monroe to extend that date from June 1, 2001 to September 30, 2001. If we do not close the Offering and secure financing for at least $7 million by September 30, 2001, our development agreement will terminate, and we will return all proceeds raised in the Offering to investors, without interest.


                           PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

         Our registration statement on Form SB-2 (File No. 333-50568) was declared effective by the SEC on April 20, 2001, and our initial public offering commenced on April 21, 2001. We have not closed the Offering and are continuing to sell the Class A units (the "Units") registered under our registration statement. We have no underwriter and are selling the Units directly to investors. Our officers, Dr. Gary Kramer and Mr. John Malchine, are the principal persons involved with our sales efforts. We do not pay our officers or any other person any commissions in connection with any sale.

     We registered an aggregate of 20,000 Class A units with an estimated aggregrate gross offering price of $20 million or $1,000 per unit. We will not close the offering unless we raise at least $10 million and satisfy the conditions to closing described in our registration statement. As of May 30, 2001, we received indications of interest for 8,131units or $8,131,000. We received offering proceeds for 70 units or $70,000. All offering proceeds will be deposited into our escrow account at Wells Fargo Bank Iowa, National Association. We have not used any offering proceeds and cannot withdraw funds from our escrow account until we close the Offering. We have funded our start-up operations and development with contributions received prior to the Offering.

     Subscribers in the Offering may elect to defer payment and need not pay the amount subscribed until we receive executed subscription agreements for at least $10 million and we notify them that payment is due. If a subscriber intends to purchase the units subscribed, then he or she must send payment within 10 days from the date of our notice to him or her that payment is due. If a subscriber does not timely pay the amount subscribed, his or her subscription automatically terminates without penalty.

         As of March 31, 2001, we incurred aggregate costs of $340,880 relating to the Offering. As of March 31, 2001, we have paid the following offering costs: (1) $17,394 in fees and expenses to our accountants; (2) $138,781 in fees and expenses to our legal counsel, including $3,250 in blue sky filing fees; (3) $5,168 in SEC registration fees; and (4) $50,000 in investment banking fees. The balance of our offering expenses incurred as of March 31, 2001 were accrued as a payable. If we close the Offering, we estimate that we will receive net proceeds of $9,645,000 if we raise the $10 million minimum or $19,645,000 if we raise the $20 million maximum.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

         10.1 Amendment to Development Agreement between Badger State Ethanol, LLC and the City of Monroe, Wisconsin

b.       Reports on Form 8-K

         There were no reports filed on Form 8-K during the three months ended March 31, 2001.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       BADGER STATE ETHANOL, LLC


Date:  May 31, 2001                    By:  /s/ John L. Malchine
                                            ------------------------------------
                                            John L. Malchine
                                            Vice President, Chief Financial
                                            Officer and Secretary (principal
                                            financial officer)