Form 10QSB
period 2001-06-30
BADGER STATE ETHANOL LLC
filed 2001-08-14
CIK 1128546

UNITED STATES
U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED June 30, 2001
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                   TO

COMMISSION FILE NUMBER: 333-50568

BADGER STATE ETHANOL, LLC.

(Exact name of registrant as specified in its charter)

WISCONSIN	39-1996522

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2443 Bethel Road Monroe, Wisconsin 53566

(Address of principal executive offices)

(608) 329-3900
(Issuer's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

             The number of Class A, B and C membership units outstanding as of August 9, 2001 was 0, 720, and 1,000, respectively.

             Transitional Small Business Disclosure Format: Yes ☐   No ☒

BADGER STATE ETHANOL, LLC
FORM 10–QSB QUARTERLY REPORT FOR THE QUARTER ENDED
June 30, 2001

BADGER STATE ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	June 30, 2001 (Unaudited)	December 31, 2000

ASSETS

CURRENT ASSETS
Cash	$32,623	$104,620
Prepaid insurance	3,006	0

TOTAL CURRENT ASSETS	35,629	104,620

PROPERTY AND EQUIPMENT
Office Equipment	7,694	0
Accumulated depreciation	(384)	0

	7,310	0

OTHER ASSETS
Deferred offering costs	454,261	216,344

TOTAL ASSETS	$497,200	$320,964

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$409,668	$74,768
Notes payable to related parties	50,000	0

TOTAL CURRENT LIABILITIES	459,668	74,768

MEMBERS' EQUITY
Member contributions, net of costs related to capital contributions	376,794	376,794
Deficit accumulated during development stage	(339,262)	(130,598)

	37,532	246,196

TOTAL LIABILITIES AND MEMBERS' EQUITY	$497,200	$320,964

See notes to condensed financial statements.

BADGER STATE ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative From
	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001	May 11, 2000 (Inception) to June 30, 2001

INCOME	$0	$0	$0

EXPENSES
Project coordinator	9,000	18,000	39,000
Organization costs	18,438	37,780	91,533
Professional fees	82,727	121,308	172,578
Office and administrative expenses	25,730	26,929	29,519
Miscellaneous	3,800	4,740	6,725

	139,695	208,757	339,355

LOSS FROM OPERATIONS	(139,695)	(208,757)	(339,355)

OTHER INCOME	93	93	93

NET LOSS	$(139,602)	$(208,664)	$(339,262)

(1,720 weighted average units outstanding for the three- and six months ended June 30, 2001, and 1,482 weighted average units outstanding since inception)	$(81.16)	$(121.32)	$(228.92)

See notes to condensed financial statements

BADGER STATE ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

		Cumulative From
	Six Months Ended June 30, 2001	May 11, 2000 (Inception to) June 30, 2001

OPERATING ACTIVITIES
Net Loss	$(208,664)	$(339,262)
Adjustments to reconcile net loss to net cash from operations
Depreciation	384	384
Prepaid insurance	(3,006)	(3,006)
Accounts payable	109,389	159,767

NET CASH USED IN OPERATING ACTIVITIES	(101,897)	(182,117)

INVESTING ACTIVITIES
Capital expenditures for equipment	(7,694)	(7,694)

FINANCING ACTIVITIES
Expenditures for deferred offering costs	(12,406)	(207,566)
Proceeds from notes payable	50,000	50,000
Member contributions	0	380,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	37,594	222,434

NET INCREASE (DECREASE) IN CASH	(71,997)	32,623

CASH - beginning of period	104,620	0

CASH - end of period	$32,623	$32,623

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTINGAND FINANCING ACTIVITIES

Accounts payable for costs of raising capital	$225,511	$249,902

See notes to condensed financial statements.

BADGER STATE ETHANOL, LLC
(A Development Stage Company)

Notes to Condensed Financial Statements

June 30, 2001

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – Badger State Ethanol, LLC (a Wisconsin Limited Liability Company) located in Monroe, Wisconsin was organized to design, build and operate a 40 million gallon ethanol plant.  Construction is projected to begin in the year 2001.  As of June 30, 2001, the Company is in the development stage with its efforts being principally devoted to capital raising, organizational and project feasibility activities.

Interim Financial Statements – The Company’s independent auditors have not audited the condensed financial statements for the three-month, six-month and cumulative since inception periods ended June 30, 2001.  In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position and cash flows of the Company as of June 30, 2001, and the results of operations for the three- and six-month periods then ended have been made.  Those adjustments consist only of normal and recurring adjustments.

Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted.  These condensed financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company’s registration statement on Form SB-2 filed with the Securities and Exchange Commission.

The results of operations for the three- and six-month periods ended June 30, 2001, are not necessarily indicative of the results to be expected in a full year.

Deferred Offering Costs - The Company defers the costs incurred to raise equity financing until that financing occurs.  At such time that the issuance of new equity units occurs, these costs will be netted against the proceeds received.  If the equity financing does not occur, they will be expensed.  As of June 30, 2001, the Company deferred $454,261 of offering costs.

2.          RELATED PARTY TRANSACTIONS

From its inception to June 30, 2001, the Company incurred $39,000 of project coordinator fees, of which $27,000 is included in accounts payable.  The project coordinator is also a member, director and officer of the Company.  The Company’s general contractor and prime subcontractor are also Class B members of the Company and have representatives on the Company’s Board of Directors.

On June 19, 2001, the Company received proceeds of $50,000 from the issuance of a $12,500 promissory note to Dr. Gary Kramer, its Chief Executive Officer and director, a $12,500 promissory note to Mr. John Malchine, its Chief Financial Officer and director, and a $25,000 promissory note to ICM, Inc., its prime subcontractor and director.  The notes bear interest at 9% per annum and are due when the Company closes the Offering.  The notes are unsecured debt obligations of the Company.

3.          MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company will have three classes of membership units: Class A, Class B, and Class C.  As of June 30, 2001, all available Class C membership units (1,000) had been sold for $20 per unit.  All available Class B membership units (720) were sold for $500 per unit.  The Company is seeking to raise up to $20 million in an initial public offering of its Class A Units (the “Offering”). On April 20, 2001, the SEC declared the Company’s registration statement on Form SB-2 effective. The Company will not close the Offering until it raises at least $10 million and secures at least $32 million in senior debt and the amount of subordinated debt it needs to complete the project. As of June 30, 2001, the Company received indications of interests for 16,204 Class A membership units, or $16,204,000, of which $20,000 has been received and placed in escrow. As of August 6, 2001, the Company received offering proceeds of $15,909,000, which have also been placed in escrow. The Company will return all offering proceeds in its escrow account to investors, without interest, if it does not close the Offering.  The Company may not use or access any funds in escrow until it closes the Offering.

Subscribers in the Offering may elect to defer payment and need not pay the amount subscribed until the Company receives executed subscription agreements for at least $10 million and notifies them that payment is due.  If a subscriber intends to purchase the units subscribed, then he or she must send payment within 10 days from the date of the Company’s notice to him or her that payment is due.  If a subscriber does not timely pay the amount subscribed, his or her subscription automatically terminates without penalty.

If the Company closes the Offering, the Class B and Class C membership units will convert into Class A units at the rate of one Class A unit for each Class B or C membership unit held at the time of conversion.  All classes of membership units have equal voting rights.

4.          COMMITMENTS AND CONTINGENCIES

On July 11, 2001, the Company executed its definitive design build contract with a general contractor to build the proposed ethanol plant. The Company estimates that the total cost of construction will be approximately $45 million. The general contractor and prime subcontractor hold Class B units of the Company and have representatives serving on the Company’s Board of Directors.  The Company intends to execute a management agreement with its general contractor and prime subcontractor before it commences operations.  If executed, the general contractor and prime subcontractor will receive monthly management fees, not to exceed $150,000 annually.

In July 2001, the Company entered into a rail track reimbursement and construction agreement, as well as a transportation agreement, for construction of a rail track to the ethanol plant and for rail transportation services.  Under the reimbursement and construction agreement, the Company will receive reimbursements from the rail operator for track construction costs based upon a rate of $10 per freight car shipped or received at the ethanol plant.  The reimbursements are payable on a monthly basis not to exceed 10 years or the cost of the track. The transportation agreement provides the Company with rail transportation services for deliveries to and from the ethanol plant at negotiated rates.  The transportation agreement is subject to approval by the Surface Transportation Board of the U.S. Department of Transportation.  If approved, the agreement will commence on January 1, 2003.

The Company has signed a letter of intent with an investment banking firm to assist in the raising of equity and securing senior long term debt financing.  In addition to the Offering, the Company must raise approximately $32 million in senior debt and up to $13 million in subordinated debt, if less than $20 million in equity is raised in the Offering, with specific terms to be negotiated.

The Company signed a development agreement to purchase approximately 25 acres of land in Monroe, Wisconsin for $1 under a tax increment financing arrangement.  Transfer of the land is contingent upon several conditions, including financing commitments that the Company must obtain.  Pursuant to a May 29, 2001, amendment to the development agreement, the city will transfer title to the land to the Company on the earlier of September 30, 2001 or the date the Company closes the Offering. The Company is obligated to add improvements to the land of at least $7 million and to have the ethanol plant substantially completed by June 1, 2002.  Depending on how the construction progresses, the Company may need to negotiate an extension of the substantial completion date. The city will also provide construction of municipal services such as road, sewer, water and site preparation.  The Company expects to finance these improvements from $1.6 million in tax increment financing from the city and repaid by the Company through regular property taxes over a ten year period.  In addition, the Company is seeking a $400,000 grant from the State of Wisconsin, of which $300,000 will be used for site improvement and $100,000 for training employees.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

             This report contains forward-looking statements.  In addition, we may make forward-looking statements orally in the future by or on behalf of the Company. When used, the words “believe,” “expect,” “will,” “can,” “estimate,” “anticipate” and similar expressions are intended to identify forward-looking statements.  Readers should not place undue reliance on any forward-looking statements and recognize that the statements are not predictions of actual future results. Actual results could and likely will differ materially from those anticipated in the forward-looking statements due to the risks and uncertainties set forth in our Form SB-2 registration statement under the caption “Risk Factors,” as well as others not now anticipated.  These risks and uncertainties include, without limitation, our assumptions concerning financing requirements and future operations, our ability to obtain debt financing to finish construction and generate revenues, construction delays, changes in state and federal ethanol subsidies, our need for additional capital, our ability to manufacture our products on a commercial scale and in compliance with regulatory requirements, increased competition, and changes in government regulation. We undertake no responsibility to update any forward-looking statement.

Overview

             We are a start-up company in development stage.  We are planning to build an ethanol plant and engage in the production of ethanol and animal feed products.  We are seeking to raise up to $20 million in an initial public offering of our Class A units (the “Offering”) and up to $45 million in senior and subordinated debt financing to build a 40 million-gallon per year ethanol plant in Monroe, Wisconsin.  We cannot close the Offering unless we raise at least $10 million, and secure at least $32 million in senior debt and the amount of subordinated debt we need.  The amount of subordinated debt that we need depends upon the amount we raise in the Offering. If we raise $20 million in equity, we will need no subordinated debt. If we raise $15 million in equity, we will need $6.6 million in subordinated debt. If we raise $10 million in equity, we will need $13 million in subordinated debt.

             We expect that it will take approximately 13-15 months from the date we close the Offering to construct the proposed ethanol plant.  We have entered into a development agreement with the City of Monroe to purchase a site for $1 to construct our proposed ethanol plant and for site improvements.  In February 2001, Monroe began making site improvements, but weather, unexpected construction problems, or public opposition, among other things, could cause delays.  Under the agreement, we must secure financing of at least $7 million to build the proposed ethanol plant by June 1, 2001. On May 29, 2001, we amended our agreement with Monroe to extend that date from June 1, 2001 to September 30, 2001.  If we do not close the Offering and secure financing for at least $7 million by September 30, 2001, our development agreement will terminate, and we will return all proceeds raised in the Offering to investors, without interest.

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

Plan of Operation for the next 12 months

             We expect to spend the next 12 months in design-development and construction of the proposed ethanol plant. We plan to secure debt financing, negotiate and finalize various contracts and agreements, such as sales and marketing agreements.  If we successfully close the Offering, we expect to have sufficient cash on hand to cover our costs over the next 12 months, including staffing, office, audit, legal and compliance costs.  If we do not close the Offering, we will not have sufficient funds to meet our operating needs over the next 12 months and will not be able to continue as a going concern.  Our costs over the next 12 months will partly depend on how much we raise in the Offering since that will effect the amount of debt financing we need to secure.  The following is our estimate of our costs and expenditures for the next 12 months assuming we successfully close on the Offering.  These estimates are based upon our general contractor, prime subcontractor and financial advisor’s experience with other businesses.  It is only an estimate and our actual expenses could be much higher due to a variety of factors described in our Form SB-2 registration statement under the section entitled “Risk Factors.”

	Minimum	Maximum

Financing costs	$1,843,024	$1,295,000
Offering costs	$460,000	$460,000
Insurance	$226,500	$226,500
General and administrative costs	$100,000	$100,000
Land acquisition and improvements	$2,000,000	$2,000,000
Construction in progress payments	$28,805,300	$28,805,300

Total	$33,434,824	$32,886,800

             Depending on how much we raise in the Offering, we anticipate spending between $32.9 million to $33.4 million over the next 12 months.  We will need to spend significant amounts of money to secure up to $45 million in debt financing.  We expect to incur approximately $1.8 million in financing related costs if we raise the $10 million minimum, or $1.3 million if we raise the $20 million maximum.  These financing costs include advisory, service, lending, and legal fees. We estimate that our financing costs will vary depending on the amount of subordinated debt that we seek. We estimate that costs relating to the Offering will total approximately $460,000. In addition, we estimate that we will need to spend approximately $226,500 on directors and officers’ insurance, builder’s risk insurance, general commercial liability, worker’s compensation and property insurance. We also expect to spend approximately $100,000 on general and administrative expenses, including managerial fees, out-of-pocket reimbursements and general office expenses. We will also spend approximately $2,000,000 to improve and prepare our 25-acre site for construction. This includes rough grading the site and installing erosion control facilities, procuring up to 1,000 cubic yards of crushed rock, constructing a road from the ethanol plant to an existing roadway, and extending sanitary sewer and water laterals to the ethanol plant.  We expect to spend approximately $100,000 of our funds on these improvements, and to fund the balance with tax increment financing from the City of Monroe and a grant from the Wisconsin Department of Commerce.  We will spend a majority of our resources to design and build the proposed ethanol plant.  We expect to spend approximately $29 million on construction.  We expect these costs to include, digging, pouring foundations, material and labor to construct the ethanol plant, grain and ethanol storage and handling facilities, drying facilities, offices and a cooling tower.  We will also purchase and install ethanol production equipment, such as pumps, grinders and processing equipment, storage tanks, dryers, and conveyors.  We will pay these costs by making monthly progress payments based upon the work completed and invoiced to us by our general contractor.

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

Liquidity and Capital Resources

             As of June 30, 2001, we had cash and cash equivalents of $32,623, current assets of $35,629 and total assets of $497,200. As of June 30, 2001, we had current liabilities totaling $459,668.  We had an accumulated deficit of $339,262 and member’s equity of $37,532.

             For the three and six months ended June 30, 2001, we had no revenues. Our net losses for the three and six months ended June 30, 2001, totaled $139,602 and $208,664, respectively. Cash flows used for operating activities for the six months ended June 30, 2001, was $101,897.  These were primarily to fund salaries, office and administrative expenses, and consulting, legal, and permitting fees.  During the six months ended June 30, 2001, our pre-paid expenses increased by $3,006 and our accounts payable increased by $334,900. Cash used for investing activities includes purchases of equipment totaling $7,694.  For the six months ended June 30, 2001, we received net proceeds from financing activities totaling $37,594. Cash used for financing activities consists of expenditures of $12,406 relating to deferred offering costs. We received $50,000 from the issuance of a $12,500 promissory note to Dr. Gary Kramer, our Chief Executive Officer and director, a $12,500 promissory note to Mr. John Malchine, our Chief Financial Officer and director, and a $25,000 promissory note to ICM, our prime subcontractor and director. The notes bear interest at 9% per annum and are due when the Company closes the Offering.  The notes constitute unsecured debt obligations of the Company.

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

             If we successfully close the Offering, we expect to receive $10 to $20 million from equity investments, approximately $32 million from senior debt and up to $13 million from subordinated debt, if needed, to build the ethanol plant.  We do not have financing commitments for any loans. We have had discussions with several Monroe area banks that have expressed interest in participating in the senior debt, but have not entered into any agreements. We are currently negotiating with a potential lead bank.

             We expect that the $32 million senior debt will be secured by all of our assets, including real property, receivables and inventories.  When the proposed ethanol plant is complete and operating, we anticipate converting the senior debt into a term loan, to be paid in full over seven years, without balloon payment.  This could be difficult if the project suffers delays or interest rates change. We expect that we will also need a $2 million revolving line of credit to finance receivables and inventories when we begin operation.  We anticipate that we will require access to the revolving line during the first year of operation, and at least a portion of the second year, before generating sufficient surplus cash flow to finance inventories and receivables.  We have not entered into any agreement for this line of credit, but anticipate doing so before we begin operations.  We plan to pay prime rate on these loans, plus annual fees for maintenance and observation of the loan by the lender.

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

             The following table shows the sources of our liquidity relating to the construction and start-up of our business. Other than the tax increment financing, we have no commitments or agreements with any third party to provide us with these funds. Because we do not know what precisely our capital structure will look like when the Offering closes, we present three possible scenarios: (1) we raise $10 million in the Offering and take on approximately $13 million in subordinated debt; (2) we raise $15 million in the Offering and take on approximately $6.6 million in subordinated debt; and (3) we raise $20 million in the Offering and take on no subordinated debt.  Based upon initial discussions with prospective lenders, we are assuming that our senior debt will be a fixed rate loan at prime, estimated at 8.5%.  Based upon our financial advisor’s prior experience with other projects, we are assuming a fixed interest rate of 15% for our subordinated debt. Interest rates have historically fluctuated and our interest rate could be substantially higher.  All of these scenarios are only ranges of estimates, and actual sources and uses of funds could vary significantly from these estimates.

Sources of Funds:

Equity (1)	$10,000,000	$15,000,000	$20,000,000
Seed capital	376,794	376,794	376,794
Senior debt	31,658,616	31,658,616	31,755,621
Subordinated debt	13,055,815	6,616,429	0
Tax increment financing	1,600,000	1,600,000	1,600,000
Department of Commerce grant (2)	400,000	400,000	400,000
Deficit of funding (surplus)	(7,573)	(32,573)	1

Total Sources of Funds	$57,083,652	$55,619,266	$54,132,416

Uses of Funds:

Expected maximum contract price	45,000,000	45,000,000	45,000,000
Rail costs	670,000	670,000	670,000
Land and infrastructure	2,000,000	2,000,000	2,000,000
Insurance costs	226,500	226,500	226,500
General and administrative	100,000	100,000	100,000
Start-up costs for labor	400,000	400,000	400,000
Capitalized interest	3,929,848	2,738,486	1,526,636
Working capital needs	2,000,000	2,000,000	2,000,000
Financing costs	1,843,024	1,570,000	1,295,000
Offering costs	460,000	460,000	460,000
Contingency	454,280	454,280	454,280

Total Uses of Funds	$57,083,652	$55,619,266	$54,132,416

(1)	Assumes that $10,000,000, $15,000,000 or $20,000,000 will be raised in the Offering.
(2)	If received, this grant will provide up to $300,000 for development costs and up to approximately $100,000 to establish a training program for employees.

Subsequent Events

Rail Construction and Transportation Agreement

             In July 2001, we entered into a rail track reimbursement and construction agreement, as well as a transportation agreement, for construction of a rail track to the ethanol plant and for rail transportation services.  Under the reimbursement and construction agreement, we will receive reimbursements from the rail operator for track construction costs based upon a rate of $10 per freight car shipped or received at the ethanol plant.  The reimbursements are payable on a monthly basis not to exceed 10 years or the cost of the track. The transportation agreement provides us with rail transportation services for deliveries to and from the ethanol plant at negotiated rates.  The transportation agreement is subject to approval by the Surface Transportation Board of the U.S. Department of Transportation.  If approved, the agreement will commence on January 1, 2003.

Design-Build Agreement

             On July 11, 2001, we executed our definite design-build agreement with Fagen, Inc. substantially in the form contained in our Form SB-2 Registration Statement filed with the Securities and Exchange Commission. Fagen will act as our general contractor and will design and construct the proposed ethanol plant.  Fagen must complete the ethanol plant within 480 days of July 23, 2001.  Subject to applicable debt covenants or restrictions, upon closing the Offering, we will advance Fagen the sum of $2.5 million for construction services.  We will make progress payments for the remainder of the construction costs based upon monthly applications for payment Fagen submits to us for work performed.  We will retain 10% of Fagen’s advance and 10% of the amount submitted in each payment application; but when at least 50% of the work is complete, we will pay the full amount of each payment application.  When the ethanol plant is substantially complete, we will pay Fagen all amounts retained.

Appointment of Mr. Wayne Mitchell and Mr. Kevin Stroup to the Board of Directors

             Our operating agreement provides that if a director’s seat becomes vacant for any reason other than removal or expiration of a director’s term, the remaining directors may appoint a new director to fill the vacancy.  Because Mr. Daryl Gillund resigned from Fagen, Inc. and from our Board of Directors, the Board appointed Mr. Wayne Mitchell and Mr. Kevin Stroup to fill the Fagen seat previously occupied by Mr. Gillund.  Mr. Mitchell and Mr. Stroup may attend board meetings, but they are collectively entitled to only one vote on matters coming before the Board. Mr. Mitchell and Mr. Stroup will collectively serve out the remainder of Mr. Gillund’s term, which runs until three years after the date we close on the Offering.

             Mr. Mitchell is Vice President, Technology and Business Development for Fagen, Inc. and has worked for Fagen since June 2000.  Prior to joining Fagen, he served as Process Team Leader from May 1998 to June 2000 for Reilly Industries, Inc., where he directed multidisciplinary teams engaged in chemical process research and development.  From March 1998 to June 2000, Mr. Mitchell was President and owner of Solid Rock Consulting, LLC, a private company providing consulting services to the ethanol industry.  Solid Rock Consulting is currently inactive.  From May 1996 to May 1998, he worked as Plant Manager and Quality Assurance Manager for Micronutrients, LLC, an animal feed supplement manufacturer. From January 1993 to May 1996, he served as the Design Engineer for Broin and Associates, Inc., where he performed detailed process design and start-up of dry grind ethanol plants.  Prior to joining Broin, he served as senior environmental project engineer for Heritage Environmental Services, Inc. where he was involved in environmental consulting and project management at major oil refineries.  Prior to that, Mr. Mitchell served as an area manager for Ethyl Corporation.  Mr. Mitchell also serves on the Board of Directors of Golden Triangle Energy, LLC, an ethanol plant in Craig, Missouri.  Mr. Mitchell has a B.S. in Chemical Engineering from the University of Wisconsin-Madison.  Mr. Mitchell is devoting 10% of his time to our operations.

             Mr. Stroup is a partner in the law firm of Christianson, Stoneberg, Giles & Stroup, P.A. in Marshall, Minnesota, where he has been employed since 1986. Mr. Stroup practices in the areas of business law and transactions, including commercial litigation.  Mr. Stroup is a 1985 graduate of the University of Minnesota Law School and 1982 graduate of Southwest State University in Marshall, Minnesota, where he received a B.A. degree in history.  Mr. Stroup currently serves on the Board of Directors of the Granite Falls Bank, Granite Falls, Minnesota, and the Foundation Board for Southwest State University, Marshall, Minnesota.  Mr. Stroup just completed a one-year term as President of the 9th District Bar Association of the State of Minnesota.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

None.

Item 2: Changes in Securities and Use of Proceeds

             Our registration statement on Form SB-2 (File No. 333-50568) was declared effective by the SEC on April 20, 2001, and our initial public offering commenced on April 21, 2001.  We have not closed the Offering and are continuing to sell the Class A units (the “Units”) registered under our registration statement.  We have no underwriter and are selling the Units directly to investors.  Our officers, Dr. Gary Kramer and Mr. John Malchine, are the principal persons involved with our sales efforts.  We do not pay our officers or any other person any commissions in connection with any sale.  We may sell the Units in Illinois, Wisconsin, Minnesota, Kansas, Iowa, South Dakota, Texas and other states that our officers deem appropriate.

             We registered an aggregate of 20,000 Class A units with an estimated aggregrate gross offering price of $20 million or $1,000 per unit.  We will not close the Offering unless we raise at least $10 million and satisfy the conditions to closing described in our registration statement.  As of August 6, 2001, we received indications of interest for 16,204 units or $16,204,000, of which we have received subscriptions in our escrow account for 15,909 units or $15,909,000.  We deposit all subscriptions into our escrow account at Wells Fargo Bank Iowa, National Association.  We have not used any of these proceeds and cannot withdraw funds from our escrow account until we close the Offering.  We are funding our start-up operations and development with debt and contributions received prior to the Offering.

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

             As of June 30, 2001, we incurred $454,261 of offering related costs.  As of June 30, 2001, we have paid $204,359 of our offering costs, as follows: (1) $149,297 in professional fees and expenses, including $3,250 in blue sky filing fees; (2) $5,062 in SEC registration fees; and (3) $50,000 in investment banking fees.  The balance of our offering expenses incurred as of June 30, 2001 were accrued as a payable.  The Company estimates that total offering costs will amount to approximately $460,000. If we close the Offering, we estimate that we will receive net proceeds of approximately $9,540,000 if we raise the $10 million minimum, or $19,540,000 if we raise the $20 million maximum.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Submission of Matters to a Vote of Securities Holders

None.

Item 5: Other Information

None.

Item 6: Exhibits and Reports on Form 8-K

a.          Exhibits

             None

b.          Reports on Form 8-K

             There were no reports filed on Form 8-K during the three months ended June 30, 2001.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BADGER STATE ETHANOL, LLC

Date: August 10, 2001	By: /s/ John L. Malchine

John L. Malchine
Vice President, Chief Financial Officer and Secretary
(principal financial officer)