Form 10QSB
period 2001-09-30
BADGER STATE ETHANOL LLC
filed 2001-11-14
CIK 1128546

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED September 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NUMBER: 333-50568

BADGER STATE ETHANOL, LLC.
(Exact name of registrant as specified in its charter)

WISCONSIN (State or other jurisdiction of incorporation or organization)	39-1996522 (IRS Employer Identification No.)
2443 Bethel Road Monroe, Wisconsin 53566 (Address of principal executive offices)
(608) 329-3900 (Issuer's telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

    As of November 9, 2001, the Company has issued 19,774 Class A membership units.

    Transitional Small Business Disclosure Format: Yes / /  No /x/

BADGER STATE ETHANOL, LLC
FORM 10-QSB QUARTERLY REPORT FOR THE QUARTER ENDED
September 30, 2001

BADGER STATE ETHANOL, LLC

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	September 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,494,200	$104,620
Interest receivable	30,365	0
Prepaid insurance	7,132	0

TOTAL CURRENT ASSETS	11,531,697	104,620
PROPERTY AND EQUIPMENT
Construction in progress	7,394,842	0
Office Equipment	10,483	0

	7,405,325	0
Accumulated depreciation	(768)	0

	7,404,557	0
OTHER ASSETS
Deferred offering costs	0	216,344
Financing fees	566,000	0

	566,000	216,344

TOTAL ASSETS	$19,502,254	$320,964

LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$79,894	$74,768
Construction payable	2,375,326	0

TOTAL CURRENT LIABILITIES	2,455,220	74,768
MEMBERS' EQUITY
Member contributions, net of costs related to capital contributions	17,859,787	376,794
Deficit accumulated during development stage	(812,753)	(130,598)

	17,047,034	246,196

TOTAL LIABILITIES AND MEMBERS' EQUITY	$19,502,254	$320,964

See notes to condensed financial statements.

BADGER STATE ETHANOL, LLC

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001	Cumulative From May 11, 2000 (Inception) to September 30, 2001
INCOME	$0	$0	$0
EXPENSES
Project coordinator	12,000	30,000	51,000
Organization costs	0	37,779	91,532
Professional fees	464,923	586,232	637,502
Office and administrative expenses	80,647	107,576	110,166
Miscellaneous	2,167	6,907	8,893

	559,737	768,494	899,093

LOSS FROM OPERATIONS	(559,737)	(768,494)	(899,093)

OTHER INCOME, principally interest	86,247	86,340	86,340

NET LOSS	$(473,490)	$(682,154)	$(812,753)

Loss per unit	$(56.77)	$(173.71)	$(298.59)

Weighted average units outstanding	8,340	3,927	2,722

See notes to condensed financial statements

BADGER STATE ETHANOL, LLC

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30 2001	Cumulative From May 11, 2000 (Inception) to September 30, 2001
OPERATING ACTIVITIES
Net loss	$(682,154)	$(812,753)
Adjustments to reconcile net loss to net cash from operations
Depreciation	768	768
Interest receivable	(30,365)	(30,365)
Prepaid insurance	(7,132)	(7,132)
Accounts payable	5,126	79,895

NET CASH USED IN OPERATING ACTIVITIES	(713,757)	(769,587)
INVESTING ACTIVITIES
Capital expenditures for equipment and construction	(5,030,000)	(5,030,000)
FINANCING ACTIVITIES
Expenditures for financing fees	(566,000)	(566,000)
Costs of raising capital	(354,663)	(574,213)
Member contributions	18,054,000	18,434,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	17,133,337	17,293,787
NET INCREASE IN CASH AND CASH EQUIVALENTS	11,389,580	11,494,200
CASH AND CASH EQUIVALENTS—beginning of period	104,620	0

CASH AND CASH EQUIVALENTS—end of period	$11,494,200	$11,494,200

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accounts payable for construction in progress	$2,375,326	$2,375,326

See notes to condensed financial statements.

BADGER STATE ETHANOL, LLC

(A Development Stage Company)

Notes to Condensed Financial Statements
September 30, 2001

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Nature of Business—Badger State Ethanol, LLC (a Wisconsin Limited Liability Company) located in Monroe, Wisconsin was organized to design, build and operate a 40 million gallon per year ethanol plant. Construction began in the 3rd quarter of 2001. As of September 30, 2001, the Company is in the development stage with its efforts being principally devoted to the organization and construction of the ethanol plant.

    Interim Financial Statements—The Company's independent auditors have not audited the condensed financial statements as of September 30, 2001 nor for the three-month, nine-month and cumulative since inception periods then ended. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position and cash flows of the Company as of September 30, 2001, and the results of operations for the three- and nine-month periods then ended have been made. Those adjustments consist only of normal and recurring adjustments.

    Certain information and note disclosures normally included in the Company's annual financial statements have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company's registration statement on Form SB-2 filed with the Securities and Exchange Commission.

    The results of operations for the three- and nine-month periods ended September 30, 2001, are not necessarily indicative of the results to be expected in a full year.

    Construction in Progress—Expenditures for the construction of the ethanol plant are accumulated as an asset until the construction is complete. Upon the completion of the construction, these costs will be recorded as land, buildings, and equipment and depreciation will begin on these assets when placed in service.

    Financing Costs—Financing costs are capitalized for amounts expended related to the issuance of debt. Financing costs are amortized by means of the effective interest method over the term of the related loan. Amortization will commence once the loan is converted from a construction loan to a term loan, which is expected to happen once construction is complete.

2.  RELATED PARTY TRANSACTIONS

    From its inception to September 30, 2001, the Company incurred $51,000 of project coordinator fees, of which $3,000 is included in accounts payable. The project coordinator is also a Class A member, director and officer of the Company.

    The Company's general contractor and prime subcontractor are also Class A members of the Company and have representatives on the Company's Board of Directors. The prime subcontractor also has the exclusive rights to market the Dried Distillers Grain and Solubles (DDGS).

    The Company's sole ethanol marketing company is a Class A member and has a representative on the Company's Board of Directors.

3.  MEMBERS' EQUITY

    As specified in the Company's operating agreement, the Company had three classes of membership units: Class A, Class B, and Class C. As of June 30, 2001, all available Class C membership units (1,000) had been sold for $20 per unit. All available Class B membership units (720) were sold for $500 per unit. The Company was seeking to raise up to $20 million in an initial public offering of its Class A Units (the "Offering"). On April 20, 2001, the SEC declared the Company's registration statement on Form SB-2 effective.

    As of September 30, 2001, the Company had sold 18,054 Class A membership units through the Offering, or $18,054,000, which was received in cash and released from escrow. The Company closed the public offering on August 28, 2001. On August 28, 2001 the Company entered into a $32,600,000 credit facility from First National Bank of Omaha, consisting of $30,600,000 in long-term financing and a $2,000,000 revolving line of credit. Upon closing the public offering and securing the senior debt, the "Offering" proceeds were released from escrow. The Company was obligated to raise at least $10 million and to secure at least $32 million in senior debt and the amount of subordinated debt it needs to complete the project before it was able to close the Offering, which it did.

    Upon the closing of the Offering all outstanding Class B membership units (720) and Class C membership units (1,000) were converted into Class A units at the rate of one Class A unit for each Class B or C membership unit held. The total Class A membership units outstanding as of September 30, 2001 is 19,774.

    The Company has incurred $574,213 of offering costs to raise the equity financing. The offering costs consist of legal, accounting, consulting, printing and communication costs. These offering costs have been netted against the total equity proceeds of all Class A, B, and C units sold for $18,434,000 resulting in net members equity contributions of $17,859,787.

4.  COMMITMENTS AND CONTINGENCIES

    On August 28, 2001, the Company entered onto a $32,600,000 credit facility from First National Bank of Omaha, consisting of $30,600,000 in long-term financing and a $2,000,000 revolving line of credit. The credit facility is secured by substantially all of the Company's assets, including real property, equipment, receivables and inventories. When the proposed ethanol plant is complete and operating, the construction loan senior debt will convert into a term loan, amortized over ten years with a balloon payment due after five years and to be paid in quarterly payments including principal and interest. The interest rate of the term loan includes incentive pricing that is variable based upon the indebtedness to net worth ratio of the Company. The terms also include a requirement to fix the interest rate on at least 50% of the term debt for not less than five years upon conversion from a construction loan to a term loan. The $2 million revolving line of credit is limited to the borrowing base collateral which is based upon 75% of the value of the inventory and allowable accounts receivable and has a variable interest rate. The revolving line of credit has a term of 364 days after funding.

    On August 22, 2001, the Company entered into a subordinated credit facility of $3,600,000 from Alliant Energy—Wisconsin Power and Light Company to finance the electrical infrastructure and other construction needs. The terms of credit facility include a fixed interest rate, payments that include principal and interest which amortize the loan over 7 years and matures with a balloon payment due in five years. On July 10, 2001 the City of Monroe passed a resolution authorizing a loan guarantee for the repayment obligations of the subordinated credit facility from Alliant Energy.

    On August 8, 2001, the Company entered in a seven year ethanol marketing agreement with a national ethanol marketing company for the exclusive rights to market all ethanol produced by the plant. The marketing company is a Class A member and has a representative on the Company's Board of Directors.

    On August 8, 2001, the Company also entered into a three year marketing agreement with a company for the exclusive rights to market all of the Dried Distiller's Grains with Solubles (DDGS)

produced by the plant. The DDGS marketing company is a prime subcontractor for the construction of the ethanol plant, a Class A member, and has a representative on the Board of Directors.

    The Company entered into a multi-year agreement with Wisconsin Gas Company to be the exclusive supplier of transportation for natural gas for the plant operations. The agreement terms must be approved by the Wisconsin Public Service Commission before the agreement becomes effective.

    On July 11, 2001, the Company executed its definitive design build contract with a general contractor to build the proposed ethanol plant. The Company estimates that the total cost of construction will be approximately $45 million. The general contractor and prime subcontractor hold Class A units of the Company and have representatives serving on the Company's Board of Directors. The Company intends to execute a management agreement with its general contractor and prime subcontractor before it commences operations. If executed, the general contractor and prime subcontractor will receive monthly management fees, not to exceed $150,000 annually.

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

    The Company signed a development agreement to purchase approximately 25 acres of land in Monroe, Wisconsin for $1 under a tax increment financing arrangement. Pursuant to a May 29, 2001, amendment to the development agreement, title to the land was transferred to the Company on the date the Company closed the Offering. The Company is obligated to add improvements to the land of at least $7 million and to have the ethanol plant substantially completed by June 1, 2002. Depending on how the construction progresses, the Company may need to negotiate an extension of the substantial completion date. The city will also provide construction of municipal services such as road, sewer, water and site preparation. The Company expects to finance these improvements from $1.6 million in tax increment financing from the city and will be repaid by the Company through regular property taxes over a ten year period. The agreement became effective upon closing of the offering and financing. In addition, the Company received approval on October 6, 2001 for a $400,000 grant from the State of Wisconsin, of which $300,000 will be used for site improvement and $100,000 for training employees.

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

Overview

    We are a start-up company in the construction stage. We are building an ethanol plant and will engage in the production of ethanol and animal feed products in Monroe, Wisconsin. On August 28, 2001, we closed our initial public offering of Class A Units. The closing was contingent upon our raising at least $10 million from the sale of Class A Units and obtaining at least $32 million of senior debt and the amount of subordinated debt that we need to complete the construction of the ethanol plant. Pending satisfaction of these conditions, all funds were held in escrow. We satisfied all conditions to closing and raised $18,054,000 from the sale of 18,054 Class A Units and secured $32.6 million in senior debt financing and $3.6 million in subordinated debt financing.

    We expect that it will take approximately 13-15 months from the date we close the Offering to construct the proposed ethanol plant. We have entered into a development agreement with the City of Monroe and purchased a site for $1 to construct our proposed ethanol plant and for site improvements. In February 2001, Monroe began making site improvements, but weather, unexpected construction problems, or public opposition, among other things, could cause delays. Under the terms of the development agreement, we were obligated to raise at least $7 million in financing. We satisfied this condition in August 2001 with the closing of our equity and debt financing.

    On August 8, 2001, we entered into a seven year ethanol marketing agreement with Murex, N.A., LTD for the exclusive rights to market all of the ethanol produced from the plant. On August 8, 2001, we also entered into a three year marketing agreement with ICM Marketing, Inc. for the exclusive rights to market all the Dried Distiller's Grain with Solubles (DDGS) that the ethanol plant produces.

Plan of Operations for the Next 12 Months

    We expect to spend the next 12 months in design-development and construction of the proposed ethanol plant. We expect to have sufficient cash available to cover our costs over the next 12 months, including staffing, office, audit, legal and compliance costs. The following is our estimate of our costs and expenditures for the next 12 months. These estimates are based upon our general contractor, prime subcontractor and financial advisor's experience with other businesses. It is only an estimate and our actual expenses could be much higher due to a variety of factors described in our Form SB-2 registration statement under the section entitled "Risk Factors."

Insurance	$226,500
General and administrative costs	$378,000
Capitalized construction interest	$1,050,000
Land acquisition and improvements	$1,200,000
Construction in progress payments	$35,000,000

Total	$37,854,500

    We anticipate spending approximately $37.9 million over the next 12 months. We estimate that we will spend approximately $226,500 on directors and officers' insurance, builder's risk insurance, general commercial liability, worker's compensation and property insurance. We also expect to spend approximately $378,000 on general and administrative expenses, including managerial fees, out-of-pocket reimbursements and general office expenses. Interest on the construction loans will accrue as loan proceeds are advanced. We estimate to accrue approximately $1,050,000 of interest expense during the next 12 months that will be capitalized into the construction costs of the project. We will also spend approximately $1,200,000 to improve and prepare our 25-acre site for construction. This includes rough grading the site and installing erosion control facilities, procuring up to 1,000 cubic yards of crushed rock, constructing a road from the ethanol plant to an existing roadway, and extending sanitary sewer and water laterals to the ethanol plant. We have funded a majority of the land costs with tax increment financing from the City of Monroe and also expect to use grant proceeds from the Wisconsin Department of Commerce. We will spend a majority of our resources to design and build the proposed ethanol plant. We expect to spend approximately $35 million on construction progress payments within the next twelve months. We expect these costs to include, digging, pouring foundations, material and labor to construct the ethanol plant, grain and ethanol storage and handling facilities, drying facilities, offices and a cooling tower. We will also purchase and install ethanol production equipment, such as pumps, grinders and processing equipment, storage tanks, dryers, and conveyors. We will pay these costs by making monthly progress payments based upon the work completed and invoiced to us by our general contractor.

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

Liquidity and Capital Resources

    As of September 30, 2001, we had cash and cash equivalents of $11,494,200, current assets of $11,531,697 and total assets of $19,502,254. As of September 30, 2001, we had current liabilities totaling $2,455,220. We had an accumulated deficit of $812,753 and member's contributions, net of the cost of raising capital, of $17,859,787.

    For the three and nine months ended September 30, 2001, we had no revenues. Our net losses for the three and nine months ended September 30, 2001, totaled $473,490 and $682,154, respectively. Cash flows used for operating activities for the nine months ended September 30, 2001, was $713,757. These cash flows were used primarily to fund salaries, office and administrative expenses, and consulting, legal, and permitting fees. During the nine months ended September 30, 2001, our pre-paid expenses increased by $7,132 and our accounts payable increased by $2,380,452. Cash used for investing activities includes purchases of equipment and construction costs totaling $5,030,000. For the nine months ended September 30, 2001, we received net proceeds from financing activities totaling $17,133,337. Cash from financing activities consists of $18,054,000 of proceeds from member contributions and expenditures for financing fees of $566,000 and costs of raising capital for $354,663.

    We are still in the development stage and are in the process of constructing an ethanol plant. Until the proposed ethanol plant is complete and operating, we will generate no revenue. Management anticipates that accumulated losses will continue to increase until the ethanol plant is operating.

    On July 11, 2001, we entered into a design build agreement with Fagen, Inc. to build the proposed ethanol plant. We estimate that the total construction cost for the ethanol plant will be approximately $45,000,000. On August 28, 2001, we entered into a $32.6 million credit facility with First National Bank of Omaha consisting of $30.6 million in long-term financing and a $2 million revolving line of credit. The credit facility is secured by substantially all of our assets. When the proposed ethanol plant is complete and operating, we anticipate converting the construction loan senior debt into a term loan, amortized over ten years with a balloon payment due after five years and to be paid in quarterly payments including principal and interest. This could be difficult if the project suffers delays or interest rates change. The interest rate of the term loan includes incentive pricing that is variable based upon the indebtedness to net worth ratio of the Company. The terms also include a requirement to fix the interest rate on at least 50% of the term debt for not less than five years upon conversion from a construction loan to a term loan. The $2 million revolving line of credit is limited to the borrowing base collateral, which is based upon 75% of the value of the inventory and allowable accounts receivable, and has a variable interest rate. The revolving line of credit has a term of 364 days after funding and is expected to renew annually. We anticipate that we will require access to the revolving line during the first year of operation, and at least a portion of the second year, before generating sufficient surplus cash flow to finance inventories and receivables. The term loan and the revolving line of credit agreements contain restrictions and financial covenants the Company will be subject to during the term of the agreements.

    On August 22, 2001, we entered into a subordinated credit facility of $3.6 million from Alliant Energy—Wisconsin Power and Light Company to finance the electrical infrastructure and other construction needs. The terms of credit facility include a fixed interest rate, payments that include principal and interest which amortize the loan over 7 years and matures with a balloon payment due in five years. On July 10, 2001 the City of Monroe passed a resolution authorizing a loan guarantee of the repayment obligations of the subordinated credit facility from Alliant Energy. We are also relying upon $1.6 million in tax increment financing from Monroe to fund improvements to the site. A $400,000 grant from the Wisconsin Department of Commerce, of which $300,000 will be used for site improvement and approximately $100,000 for training employees was approved on October 6, 2001.

    The following tables show updated sources and uses of our liquidity relating to the construction and start-up of our business.

Sources of Funds:
Equity	$18,054,000
Seed capital	380,000
Senior debt	30,600,000
Revolving line of credit	2,000,000
Subordinated debt	3,600,000
Tax increment financing	1,600,000
Department of Commerce grant(1)	400,000
Total Sources of Funds	$56,634,000
Uses of Funds:
Expected maximum contract price	45,000,000
Rail costs	1,098,000
Land and infrastructure	1,200,000
Insurance costs	226,500
Organization costs	378,000
Start-up costs	700,000
Capitalized interest	1,526,000
Working capital needs	3,600,000
Financing costs	1,200,000
Offering costs	574,000
Contingency	1,131,500
Total Uses of Funds	$56,634,000

(1)
This grant will provide up to $300,000 for development costs and up to approximately $100,000 to establish a training program for employees.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

    None.

Item 2: Changes in Securities and Use of Proceeds

    Our registration statement on Form SB-2 (File No. 333-50568) was declared effective by the SEC on April 20, 2001, and our initial public offering of Class A units (the "Units") commenced on April 21, 2001. We closed the offering on August 28, 2001. We have no underwriter and are selling the Units directly to investors. Our officers, Dr. Gary Kramer and Mr. John Malchine, were the principal persons involved with our sales efforts. We did not pay our officers or any other person any commissions in connection with any sale. See "Management's Discussion and Analysis and Plan of Operations."

    We incurred $574,213 in offering related costs. As of September 30, 2001, we have paid $557,356 of our offering costs, as follows: (1) $383,276 in professional fees and expenses, including $3,250 in blue sky filing fees; (2) $5,062 in SEC registration fees; and (3) $165,768 in investment banking fees. The balance of our offering expenses incurred as of September 30, 2001 were accrued as a payable. These costs have been netted against the total equity proceeds of $18,434,000, resulting in us receiving $17,859,787.

Item 3: Defaults Upon Senior Securities

    None.

Item 4: Submission of Matters to a Vote of Securities Holders

    None.

Item 5: Other Information

    None.

Item 6: Exhibits and Reports on Form 8-K

a.	Exhibits
	10.1*	Ethanol Purchase and Sale Agreement dated as of August 8, 2001, by and between Badger State Ethanol, LLC and Murex, N.A., Ltd.
	10.2*	Purchase and Sale Agreement dated as of August 8, 2001, by and between Badger State Ethanol, LLC and ICM Marketing, Inc.
	10.3	Construction Loan Agreement dated as of August 28, 2001, by and between Badger State Ethanol, LLC and First National Bank of Omaha.

*
Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.

b.
Reports on Form 8-K

    A Form 8-K report was filed as of August 28, 2001 relating to the closing of our equity and debt financing and the change in our Board of Directors.

SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BADGER STATE ETHANOL, LLC
Date: November 12, 2001	By:	/s/ JOHN L. MALCHINE John L. Malchine President, Chief Financial Officer and Secretary (principal financial officer)

QuickLinks

BADGER STATE ETHANOL, LLC FORM 10-QSB QUARTERLY REPORT FOR THE QUARTER ENDED September 30, 2001
TABLE OF CONTENTS
BADGER STATE ETHANOL, LLC (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEETS
BADGER STATE ETHANOL, LLC (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
BADGER STATE ETHANOL, LLC (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENT OF CASH FLOWS (Unaudited)
BADGER STATE ETHANOL, LLC (A Development Stage Company) Notes to Condensed Financial Statements September 30, 2001
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS
PART II: OTHER INFORMATION
Item 1: Legal Proceedings
Item 2: Changes in Securities and Use of Proceeds
Item 3: Defaults Upon Senior Securities
Item 4: Submission of Matters to a Vote of Securities Holders
Item 5: Other Information
Item 6: Exhibits and Reports on Form 8-K
SIGNATURES