Form 10KSB
period 2001-12-31
BADGER STATE ETHANOL LLC
filed 2002-03-28
CIK 1128546

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE
1934 ACT REPORTING REQUIREMENTS

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                              to

Commission file number 333-50568

BADGER STATE ETHANOL, LLC
(Name of Small Business Issuer in Its Charter)

Wisconsin (State or Other Jurisdiction Incorporation or Organization)	39-1996522 (I.R.S. Employer Identification No.)

2443 Bethel Road, Monroe, Wisconsin 53566
(Address and Zip Code of Principal Executive Offices)

Registrant's Telephone Number, Including Area Code (608) 329-3900

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Class A membership units

        Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer's revenues for its most recent fiscal year. $0

There is no public trading market for our securities.

DOCUMENTS INCORPORATED BY REFERENCE.
 None.

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

        We were formed on May 11, 2000 as a Wisconsin limited liability company. We are building and plan to operate a dry mill ethanol plant in Monroe, Wisconsin that will have an annual capacity to process approximately 14.8 million bushels of corn into approximately 40 million gallons of ethanol. In addition, the ethanol plant is expected to produce approximately 128,000 tons annually of animal feed known as distiller grains, a principal by-product of the ethanol production process, which may be sold as Distillers Dried Grains with Solubles, Distillers Modified Wet Grains and Distillers Wet Grains.

Description of Dry Mill Process

        Our ethanol plant will produce ethanol by processing corn. The corn will be received by rail and by semi-trailer truck, and will be weighed and cleaned of rocks and debris before it is conveyed to one of two concrete storage silos. Thereafter, the corn will be transported to a hammermill or grinder where it will be ground into a flour and conveyed into a slurry tank for processing. We will add water, heat and enzymes to break the ground corn into a corn mash. This mash will be heat sterilized and pumped to a tank where other enzymes will be added to convert the starches into glucose sugars. Next, the mash will be pumped into one of three fermenters, where yeast will be added, to begin a forty-eight to fifty hour batch fermentation process. A distillation process will vaporize the alcohol from the corn mash. The alcohol will be further dried in a rectifier and molecular sieve. The resulting 200 proof alcohol will then be pumped to shift tanks and blended with five percent gasoline as it is pumped into denatured ethanol storage tanks.

        Corn mash exiting the distillation process will be pumped into one of several centrifuges. Water from the centrifuges, called thin stillage, will be condensed into a thicker syrup called Condensed Solubles. The solids that exit the centrifuge are called wet cake or distiller's wet grains. Typically, this wet cake will be conveyed to dryers where condensed solubles are added and moisture is removed to produce Dried Distiller Grains with Solubles, that may be used as animal feed.

Principal Products and Their Markets

        The principal products we will produce at our ethanol plant are ethanol and distiller grains.

Ethanol

        Ethanol is ethyl alcohol, which has many industrial uses. At our plant, ethanol will be produced to be used as a fuel component for use as:

  •
  An octane enhancer in fuels;

  •
  An oxygenated fuel additive that can reduce carbon monoxide vehicle emissions; and

  •
  A non-petroleum-based gasoline extender.

Most ethanol is used in its primary form for blending with unleaded gasoline and other fuel products. The implementation of the Federal Clean Air act has made ethanol fuels an important domestic renewable fuel additive. Used as a fuel oxygenate, ethanol provides a means to reduce carbon monoxide vehicle emissions. The principal purchasers of ethanol are generally the refined and wholesale gasoline marketer or blender. We expect that the principal markets for our ethanol will be petroleum terminals in the Wisconsin, Illinois and upper Midwest area.

Distiller Grains

        A principal by-product of the ethanol production process is distiller grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry. Our plant is a dry mill ethanol process with a dryer system that allows production of three moisture levels of distiller grains: Distillers Wet Grains, Distillers Modified Wet Grains, and Distillers Dried Grains with Solubles. Distillers Wet Grains is processed corn mash and condensed solubles that contains approximately 70% moisture. It has a shelf life of approximately three days and can be sold only to farms within the immediate vicinity of an ethanol plant. Distillers Modified Wet Grains is similar except that it has been dried to approximately 50% moisture. It has a slightly longer shelf life and is often sold to nearby markets. Distillers Dried Grains with Solubles is corn mash that has been dried to 10% moisture. It has an almost indefinite shelf life and may be sold and shipped via truck, rail car, barge or ship to any market regardless of its vicinity to an ethanol plant.

Ethanol Industry

        Ethanol has important applications, primarily as an octane enhancer and an oxygenate capable of reducing air pollution and improving automobile performance according to the Renewable Fuels Association, an organization of ethanol producers. The ethanol industry is heavily dependent, however, on several governmental economic incentives.

Federal Ethanol Supports

        Ethanol sales have been favorably affected by the Clean Air Act Amendments of 1990, particularly the Federal Oxygen Program which became effective November 1, 1992. The Federal Oxygen Program requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution. Ethanol use has increased due to a second Clean Air Act program, the Reformulated Gasoline Program. This program became effective January 1, 1995, and requires the sale of reformulated gasoline in certain major urban areas to reduce pollutants, including those that contribute to ground level ozone, better known as smog.

        The use of ethanol as an oxygenate to blend with fuel to comply with federal mandates also has been aided by federal tax policy. The Energy Tax Act of 1978 exempted ethanol blended gasoline from the federal gas tax as a means of stimulating the development of a domestic ethanol industry and mitigating the country's dependence on foreign oil. As amended, the federal tax credit currently allows the market price of ethanol to compete with the price of domestic gasoline. Although the federal tax credit is not directly available to us, it allows us to sell our ethanol at prices that are competitive with other less expensive additives and gasoline. The credit for an ethanol blend is the equivalent of providing a per gallon "equalization" payment that allows blenders to pay more for ethanol than the wholesale price of gasoline and still retain the same profit margins. Under current legislation, the federal gasoline tax is $0.184 per gallon and the tax on gasoline blended with 10% ethanol is $0.13 per gallon, providing a $0.054 difference. Smaller credits are available for gasoline blended with 7.7% and 5.7% ethanol. The federal tax on a gallon of 10% ethanol blended gasoline will gradually increase to $.133 by 2005, dropping the difference to $.051 per gallon. By 2007, the federal tax credit for ethanol blended gasoline will expire, and it will be taxed at the standard federal gasoline tax rate.

State Incentive Payments

        In part, the success of our business will be dependent upon the availability of the cash payment to ethanol producers from the State of Wisconsin under Wisconsin Statutes Section 20.115(3)(d) and 93.75. Under this recent Wisconsin producer payment program, the State of Wisconsin will pay certain ethanol producers $.20 per gallon for up to 15,000,000 gallons of ethanol produced in Wisconsin in each 12 month period. The payments will be prorated if the State of Wisconsin has insufficient funds to pay all eligible ethanol producers $.20 per gallon. A Wisconsin ethanol producer will be eligible for the payments if it has been producing ethanol in Wisconsin for fewer than 60 months, it produces more than 10,000,000 gallons of ethanol a year and it purchases the corn or other substances from which the ethanol is produced from local Wisconsin sources. The maximum subsidy available to an ethanol producer under this program is $3,000,000 annually. We are not eligible for the payment until we are producing ethanol. The subsidy is presently slated to expire in 2006. Consequently, depending upon when we complete construction, we may not be able to obtain the maximum subsidy, unless the program is extended. We also might be compelled to share the subsidy payments with other ethanol producers that also apply for the subsidy. If there are insufficient funds to pay all eligible ethanol producers, the state will divide the subsidy payments among the producers. If this occurs, it would reduce the amount of payments we could receive. The producer payments could also be eliminated or reduced by the Wisconsin legislature at any time.

Business Location; Proximity to Markets

        We are building the ethanol plant in Monroe, Wisconsin, which is in Green County, in the southern central section of Wisconsin. We purchased from the City of Monroe, Wisconsin an approximately 25-acre site for $1 on which to build the ethanol plant. We selected the Monroe site because of its location to existing grain production, accessibility to road and rail transportation and its proximity to major population centers. It is also served by the Wisconsin Southern Railroad Company ("WSOR"), a short line rail operator. In addition, it is also in close proximity to major highways that connect to major population centers such as Madison and Milwaukee, Wisconsin and Chicago, Illinois.

Construction of the Project; Design-Build Contract

        We have entered into a Design-Build contract (the "Fagen Design-Build Agreement") with Fagen. Fagen is acting as our general contractor to design and construct the ethanol plant.

General Terms and Conditions

        Pursuant to the Fagen Design-Build Agreement, we have agreed to pay Fagen up to a guaranteed maximum of $43.8 million to design and construct the ethanol plant. All drawings, specifications and other construction related documents belong to Fagen through their licensing agreement with ICM, Inc. We are granted a limited license to use documents in connection with our occupancy of the ethanol plant. If the Fagen Design-Build Agreement is terminated by us without cause or by Fagen for cause, such as failing to pay undisputed amounts when due, then we are obligated to pay Fagen a fee of up to $1.0 million if we resume construction of the ethanol plant through our own employees or third parties.

        Pursuant to the Fagen Design-Build Agreement, we will make payments to Fagen on a progress billing basis, based upon monthly applications for payment for all work performed as of the date of the application. We retain 10% of the amount submitted in each payment application. However, when at least 50% of the work has been completed, we agree to pay the full amount of each payment application. When the ethanol plant is substantially complete, we are obligated to pay Fagen all amounts we have retained. If we do not pay all undisputed amounts due within five days after the due date, we will be charged interest at a rate of 18% per year.

        If Fagen encounters "differing site conditions," then it will be entitled to an adjustment in the contract price and time of performance if such conditions adversely affect its costs and performance time. By "differing site conditions," we mean if there are any concealed physical conditions at the site that: (i) materially differ from the conditions contemplated in the contract; or (ii) any unusual conditions which differ materially from the conditions ordinarily encountered in similar work.

        Fagen will also be responsible for:

  •
  Providing design services, such as architectural and engineering design services;

  •
  Performing all work in accordance with all legal requirements;

  •
  Obtaining all permits, approvals, licenses and fees related to the construction of the ethanol plant, except for environmental permits that we are responsible for;

  •
  Performing its responsibilities in a safe manner to prevent damage, injury or loss;

  •
  Providing a warranty that the work performed for us is new, of good quality, conforms to the contract and is free of defect in materials and workmanship;

  •
  Correcting defects in materials and workmanship for one year after substantial completion;

  •
  Obtaining insurance covering us for claims for worker's compensation, disability, damage or destruction of tangible personal property; and

  •
  Indemnifying, defending and holding us, our officers, Directors, agents and employees harmless against any claims, losses, damages, liabilities, including attorney's fees and expenses, for any claims arising from Fagen's negligent acts or omissions.

        We are responsible for:

  •
  Liability insurance to protect us from claims which may arise from performance of our responsibilities;

  •
  Property insurance for the full insurable value of the ethanol plant;

  •
  Indemnifying, defending and holding Fagen, its officers, Directors, agents and employees harmless against any claims, losses, damages, liabilities, including attorney's fees for any claims arising from our negligent acts or omissions;

  •
  Rough grading the construction site to the specifications of Fagen or ICM;

  •
  At least one access road of sufficient quality to withstand semi-truck traffic;

  •
  Air Pollution Construction and Operation permit;

  •
  Wisconsin Pollutant Discharge Elimination permit, a General permit, Storm Water Discharge permit and Storm Water Discharge for Industrial Activities Permit;

  •
  Continuous supply of natural gas of at least 1.5 billion cubic feet per year and supply meter and regulators to provide burner tip pressures as specified by ICM;

  •
  Continuous supply of electricity of 15,000 kVA, 12,400-volt electrical energy, a high voltage switch, a substation, if required, and meter as specified by the electric company;

  •
  Water supply of at least 100 gallons per minute from Monroe pursuant to Fagen's or ICM's specifications;

  •
  Waste water discharge if we cannot discharge our cooling water into a nearby creek;

  •
  Rail tracks, ties and ballast to the ethanol plant at grades specified by ICM; and

  •
  Providing Fagen or ICM sufficient time to integrate any potential carbon dioxide plant engineering with the detailed engineering on the ethanol plant.

        Fagen has the right to stop or postpone work and to reasonable adjustments to the time for completion of the ethanol plant if any of the following occurs:

  •
  We do not provide reasonable evidence indicating we have adequate funds to fulfill all of our contractual obligations, or do not pay amounts properly due under the progress payments;

  •
  Any acts, omissions, conditions, events or circumstances beyond its control, unless caused by Fagen;

  •
  The presence of any hazardous conditions at the construction site; or

  •
  Work on the ethanol plant has stopped for 60 consecutive days, or more than 90 days total, because of any order from us or a court or governmental authority, if such stoppage is not because of any act or omission of Fagen.

        We have the right to terminate the design-build contract for any reason; but if our termination is without cause, then we must provide Fagen with 10 days prior written notice. In addition, we must pay Fagen for:

  •
  All work completed and any proven loss, cost or expense incurred in connection with such work;

  •
  Reasonable costs and expenses attributable to the termination, including demobilization costs and amounts due to settle terminated contracts with subcontractors and consultants; and

  •
  Overhead and profit equal to 15% of the sum of the above payments.

Dispute Resolution

        In the event an adjustment or dispute arises, the party making a claim must provide written notice within a reasonable time, but no more than 21 days after the occurrence giving rise to the claim. Disputes must first be resolved through mediation and then binding arbitration subject to the Construction Industry Arbitration Rules of the American Arbitration Association. The prevailing party in any arbitration proceeding is entitled to recover reasonable attorney's fees and expenses. Arbitration may not be as favorable to us as a court in Wisconsin might be.

Limitation of Consequential Damages; Early Completion Bonus

        Neither party is liable to the other for any consequential damages or losses such as loss of use, profits, business, reputation or financing. However, we will be entitled to liquidated damages of $10,000 per day in the event Fagen fails to substantially complete the ethanol plant within 45 days after the scheduled substantial completion date, which is November 15, 2002. If Fagen finishes the ethanol plant and it is fully operational within 425 days (September 15, 2002) after the date of commencement (July 23, 2001), then we must pay Fagen a performance bonus of $.185 per gallon of ethanol produced before September 15, 2002. At full capacity, this equates to approximately $20,000 per day, and could amount to a $1 million bonus if the ethanol plant is completed by 380 days after the date of commencement, and we are producing ethanol at full capacity for 45 days thereafter.

Construction and Timetable for Completion of the Project

        We estimate that the ethanol plant will be completed in September 2002. This schedule assumes that weather, interest rates and other factors beyond our control do not upset our timetable. Factors or events beyond our control could hamper our efforts to complete the ethanol plant in a timely fashion.

ICM and Fagen Subcontract

        ICM and Fagen have entered into a licensing agreement to design and construct our ethanol plant and will share responsibilities for its completion and startup. ICM is responsible for:

  •
  All engineering work on the ethanol plant including the process guarantee;

  •
  Training our employees and starting up the ethanol plant; and

        Fagen is responsible for:

  •
  Completing all construction work, including procuring all equipment, labor and construction material;

  •
  Providing warranties that the work is free from defects;

  •
  Coordinating and submitting progress billing statements; and

  •
  Maintaining a development schedule.

Development Agreement with the City of Monroe

        We have entered into a development agreement with the City of Monroe for the site to construct the ethanol plant and for site improvements. The contingencies in the agreement have been satisfied.

        In November 2000, Monroe completed its Phase I and Phase II Environmental Study. A Phase I Environmental Study is a review of the ownership history and usage of the property to determine if hazardous substances were used or stored on the property. This study revealed that on an adjacent property to the land that Monroe is selling to us, above-ground gas tanks were kept by a farmer. A Phase II Environmental Study was conducted by taking and analyzing soil and ground water samples. The studies revealed that the ground near the above-ground gas tanks was contaminated with gasoline in a limited area. Ground water under the above-ground gas tank was found to be contaminated with high levels of gasoline-related chemicals which exceeded state ground water quality standards. A site investigation, covering the area surrounding the above-ground gas tank, was conducted in spring of 2001 to determine the extent of soil and ground water contamination. The Phase I and Phase II environmental studies and the site investigation did not reveal any contamination on the property that we are purchasing from Monroe. The Wisconsin Department of Natural Resources has advised us that we are not responsible for the contamination because it is not on land that we are purchasing.

        As part of the development agreement, we agree to:

  •
  Construct a 40 million gallon per year dry mill ethanol plant on the site that must be substantially complete by June 1, 2002 unless extended;

  •
  Construct one or more rail spurs connecting into an existing rail line;

  •
  Provide Monroe a warranty that on or before January 1, 2002 and for a period of ten years thereafter, the fair market value of the site, including improvements, will not be less that $10 million or pay a non-performance penalty not to exceed $280,000 per year; and

  •
  Repay up to $1.6 million of the City of Monroe's tax incremental financing for site improvements through regular property tax assessments that, other than the fair market value warranty described above, are no higher than what would otherwise be assessed on the site after construction and operation if purchased from a third party.

        In connection with the development agreement, we delivered a mortgage to the City of Monroe covering the site and improvements made to the site. The mortgage is subordinate to the security interest of any lender providing primary financing for the construction of the ethanol plant, but not to the interest of our members.

Senior and Subordinated Debt Financing

        On August 28, 2001, we entered into a $32.6 million credit facility from First National Bank of Omaha, consisting of $30.6 million in long-term financing and a $2.0 million revolving line of credit. The credit facility is secured by substantially all of our assets, including real property, equipment, receivables and inventories. When the ethanol plant is complete and operating, we anticipate converting the construction loan senior debt into a term loan, amortized over ten years with a balloon payment due after five years and to be paid in quarterly payments including principal and interest. The interest rate of the term loan includes incentive pricing that is variable based upon our indebtedness to net worth ratio. The terms also include a requirement to fix the interest rate on at lest 50% of the term debt for not less than five years upon conversion from a construction loan to a term loan. The $2.0 million revolving line of credit is limited to the borrowing base collateral which is based upon 75% of the value of the inventory and allowable accounts receivable and has a variable interest rate. The revolving line of credit has a term of 364 days after funding.

        On August 22, 2001, we entered into a subordinated credit facility of $3.6 million from Alliant Energy-Wisconsin Power and Light Company to finance the electrical infrastructure and other construction needs. The terms of credit facility include a fixed interest rate, payments that include principal and interest which amortize the loan over seven years and matures with a balloon payment due in five years. On July 10, 2001 the City of Monroe, Wisconsin passed a resolution authorizing a loan guarantee for the repayment obligations of the subordinated credit facility from Alliant Energy.

Procurements

Grain Delivery

        According to the Wisconsin Agricultural Statistical Service, over 400 million bushels of corn are produced annually in Wisconsin. Of the total, the greatest percentage is produced in the southern portion of the state. According to the Wisconsin Agricultural Statistics Service, approximately 200 million bushels of corn is produced annually within a 100-mile radius of Monroe. Our plant is located in Monroe, Wisconsin, which is in Green County, approximately eight miles from the Illinois State border. We hope to obtain a portion of our corn supply from producers located within a 100-mile radius of Monroe. We hope to process approximately 15 million bushels of corn annually. Including Illinois, this amounts to approximately 3% of the corn produced within a 100-mile radius of Monroe. We are likely to purchase most of our corn from Wisconsin producers because corn purchased from residents in Wisconsin qualify for incentive payments to ethanol producers from the State of Wisconsin. We have no agreements, commitments or understandings with any corn producers in the area.

Grain Elevators

        We anticipate establishing ongoing business relationships with local grain elevators to acquire the grains we need. We have identified approximately 20 elevators as potential sources of grain in southern Wisconsin and discussions are in progress for future corn delivery. Although we anticipate procuring grains from these sources, we cannot guarantee that such grains can be procured on acceptable terms, or if at all.

Commodity Manager

        We intend to hire a commodities manager to ensure the consistent scheduling of grain deliveries and to establish and fill forward contracts through grain elevators. The commodities manager will coordinate grain deliveries between the railroad and the participating elevators, as well as negotiate price protection with hedging specialists.

Transportation and Delivery

        Grains will be delivered to the processing plant by trucks and rail. The Wisconsin and Southern Railroad Company provides rail service adjacent to the site's property line. The railroad provides direct access for shippers via the Chicago, Illinois gateway, which connects with all major railroads via the Belt Railway of Chicago, Burlington Northern at Prairie Du Chien, Wisconsin, Union Pacific, Canadian Pacific and Wisconsin Central at various points on the system. In addition, access to barge facilities is also available at Prairie Du Chien, Wisconsin.

        In July 2001, we entered into a rail track reimbursement and construction agreement, as well as a transportation agreement, for construction of a rail track to the ethanol plant and for rail transportation services. Under the reimbursement and construction agreement, we will receive reimbursements from the rail operator for track construction costs based upon a rate of $10 per freight car shipped or received at the ethanol plant. The reimbursements are payable on a monthly basis not to exceed 10 years or the cost of the track. The transportation agreement provides us with rail transportation services for deliveries to and from the ethanol plant at negotiated rates. The transportation agreement has been approved by the Surface Transportation Board of the U.S. Department of Transportation and we expect the agreement to commence on January 1, 2003.

Hedging

        Due to rapid fluctuations in the price of corn, within six months prior to the ethanol plant beginning operation, we plan to engage First Capital Ag to help us develop a hedging strategy to minimize our commodity risk exposure.

Water

        Water supply is important to our ethanol business. We expect that water quality at the site will meet the needs of the facility without significant filtering or processing. To satisfy our water needs, we have drilled one 500,000 gallon-per-day well at the site. We have also applied for and received a permit to drill this well. Based upon current production of currently existing wells of the City of Monroe, we believe there is sufficient ground water to support this well. In addition, we will also be connected to the City of Monroe's water supply in the event the water supplied by the well in not sufficient.

Natural Gas

        Ethanol production is an energy intensive process using significant amounts of electricity and natural gas. We have retained US Energy Services, Inc. to manage our energy needs. US Energy will also help us to negotiate and procure natural gas and electricity. Natural gas prices have historically fluctuated dramatically. The current price of natural gas has more than doubled in the past year. US Energy will provide price risk management services to us to manage natural gas prices in a manner that we hope will provide price stability. U.S. Energy currently provides similar services to many companies through numerous professionals operating a commodity trading operation specializing in such services.

        Natural gas supplies must be procured and delivered on a daily basis in an amount equal to anticipated daily plant usage. Transporters must be notified each day regarding the plant's expected usage and the physical supply source. To the extent that actual plant usage is greater than or less than expected usage (which it usually is) the imbalance must be managed. U.S. Energy will provide us with these kinds of management services as well as monitor gas delivery, timely pay invoices, and review and reconcile the final invoices.

        We entered into a multi-year agreement with Wisconsin Gas Company to be the exclusive supplier of transportation for natural gas for the plant operations. We anticipate that the agreement will be in effect prior to our beginning operations.

Electricity

        We expect to purchase electricity from Alliant Energy Company, the local utility who holds the service franchise for the plant's location. We have not entered into any agreement with Alliant regarding electrical service. Once the service agreements are executed and the plant begins operating, U.S. Energy will ensure that contract provisions are followed and will continually evaluate alternative service arrangements and conservation opportunities.

Sales and Marketing

        We entered into a seven year ethanol marketing agreement with Murex, N.A., Ltd., Dallas, Texas, for the exclusive rights to market all ethanol produced by the plant. Murex is a Class A member and has a representative on the Company's Board of Directors.

        We also entered into a three-year marketing agreement with ICM Marketing, Inc. for the exclusive rights to market all of the Dried Distiller's Grains with Solubles (DDGS) produced by the plant. ICM Marketing is a prime subcontractor for the construction of the ethanol plant, a Class A member, and has a representative on the Company's Board of Directors.

Competition

        We expect to be in direct competition with other ethanol producers, many of whom have greater resources than we do. We also expect that additional ethanol producers will enter the market as the demand for ethanol increases.

Ethanol Producers

        The largest ethanol producers include Archer Daniels Midland, Cargill, Minnesota Corn Processors, Midwest Grain, Williams Energy Service, New Energy Corporation and High Plains Corporation, all of which are capable of producing many times the amount of ethanol we expect to produce. In addition, we are aware of several regional entities recently formed, or are forming, of a similar size and with similar resources to ours. For example, Adkins Energy has announced plans to build an ethanol plant in Lena, Illinois, which is approximately 20 miles away. The Adkins plant is expected to annually convert 11.5 million bushels of corn into 40 million gallons of ethanol. Plans for a 15 million-gallon per year, $27 million ethanol plant in Chippewa Falls, Wisconsin has also been announced. We are also aware of potential projects in La Crosse and in Western Wisconsin. A brewery in LaCrosse considered investing $10 million to add ethanol production to its brewery. We are also aware that there are two ethanol projects being established in Stanley, Wisconsin and Emerald, Wisconsin. Both of these projects have submitted applications to the Wisconsin Department of Natural Resources for Air Pollution Construction Permits. The DNR is reviewing both applications, but we do not know if or when they will be approved. Wisconsin projects that rely on corn could compete with us in the market for corn and other raw materials, and compete with us in selling ethanol and animal feed products. Significantly, the Wisconsin producer payment of 20 per gallon up to $3 million annually is to be allocated pro rata to all eligible producers. If other Wisconsin ethanol plants became eligible for the producer payment, it could reduce the amount of payments we receive.

        Plans to construct new plants or to expand existing plants have been announced which would increase the ethanol production capacity of our competitors. We are unable to determine the number and production capacity of plants that ultimately may be constructed, the timing of such construction or the effect of resulting production upon the demand or price for our ethanol. We expect to compete with other ethanol producers based on price and, to a lesser extent, delivery service. The ethanol industry has grown to more than 60 production facilities in the United States. It is estimated that these facilities and those facilities currently under construction could produce over 2.6 billion gallons of ethanol per year.

        The following table lists some of the major ethanol producers in the United States.

U.S. PRODUCTION CAPACITY
million gallons per year (mmgy)

COMPANY	LOCATION		FEED STOCK	Mmgy
ACE Ethanol	Stanley	WI	Corn	15
Adkins Energy	Lena	IL	Corn	40
A.E. Staley	Loudon	TN	Corn	60
AGP	Hastings	NE	Corn	52
Agri-Energy, LLC	Luverne	MN	Corn	21
Alchem	Grafton	ND	Corn	10.5
Al-Corn Clean Fuel	Claremont	MN	Corn	18
Archer Daniels Midland	Decatur	IL	Corn	950
	Peoria	IL	Corn
	Cedar Rapids	IA	Corn
	Clinton	IA	Corn
	Wallhalla	ND	Corn/barley
Broin Companies	Scotland	SD	Corn	9
Cargill, Inc.	Blair	NE	Corn	110
	Eddyville	IA	Corn
Central Minnesota	Little Falls	MN	Corn	19
Chief Ethanol	Hastings	NE	Corn	62
Chippewa Valley Ethanol Co.	Benson	MN	Corn	21
Corn Plus	Winnebago	MN	Corn	44
Dakota Ethanol, LLC	Wentworth	SD	Corn	45
DENCO, LLC	Morris	MN	Corn	20
ESE Alcohol	Leoti	KS	Seed corn	1.5
Ethano12000, LLP	Bingham Lake	MN	Corn	30
Exol, Inc.	Albert Lea	MN	Corn	37
Glacial Lakes Energy, LLC	Watertown	SD	Corn	40
Golden Cheese	Corona	CA	Cheese whey	5
Golden Triangle Energy Cooperative	Craig	MO	Corn	20
Gopher State Ethanol	St. Paul	MN	Corn	15
Grain Processing Corp.	Muscatine	IA	Corn	10
Heartland Corn Products	Winthrop	MN	Corn	35
Heartland Grain Fuels, LP	Aberdeen	SD	Corn	8
	Huron	SD	Corn	14
High Plains Corp.	York	NE	Corn/milo	85
	Colwich	KS
	Portales	NM
Husker Ag Processing	Plainview	NE	Corn	20
J.R. Simplot	Caldwell	ID	Potato waste	6
	Burley	ID
Land O' Lakes	Melrose	MN	Cheese Whey	2.5
Little Sioux Corn Processors, LLC	Marcus	IA	Corn	40
Manildra Ethanol	Hamburg	IA	Corn/milo/wheat starch	8
Merrick/Coors	Golden	CO	Waste beer	1.5
Michigan Ethanol, LLC	Caro	MI	Corn	40
Midwest Grain	Pekin	IL	Corn/wheat starch	78
	Atchison	KS
Midwest Grain Processors	Lakota	IA	Corn	45
Miller Brewing Co.	Olympia	WA	Brewery Waste	0.7
Minnesota Corn Processors	Columbus	NE	Corn	140
	Marshall	MN	Corn
Minnesota Energy	Buffalo Lake	MN	Corn	18
New Energy Corp.	South Bend	IN	Corn	85
Northeast Iowa Ethanol, LLC	Earlville	IA	Corn	15
Northeast MO Grain Processors	Macon	MO	Corn	21

Northern Lights Ethanol, LLC	Milbank	SD	Corn	40
Permeate Refining	Hopkinton	IA	Sugars & Starches	1.5
Pine Lake Corn Processors, LLC	Steamboat Rock	IA	Corn	15
Plover Ethanol	Plover	WI	Seed corn	4
Pro-Corn	Preston	MN	Corn	22
Quad-County Corn Processors	Galva	IA	Corn	18
Reeve Agri-Energy	Garden City	KS	Corn/milo	12
Siouxland Energy & Livestock Corp.	Sioux Center	IA	Corn	14
Spring Green Ethanol	Spring Green	WI	Cheese whey	.7
Sunrise Energy	Blairstown	IA	Corn	7
Sutherland Associates	Sutherland	NE	Corn	15
Tall Corn Ethanol, LLC	Coon Rapids	IA	Corn	40
Tri State Ethanol Co., LLC	Rosholt	SD	Corn	14
U.S. Energy Partners, LLC	Russell	KS	Milo	25
U.S. Liquids	Louisville	KY	Beverage Waste	4
	Barton	FL		4
	R. Cucamonga	CA		4
Williams Bio-Energy	Pekin	IL	Corn	135
Wyoming Ethanol	Torrington	WY	Corn	5
Total Capacity				2697.90

Source: Renewable Fuels Association, Ethanol Industry Outlook 2002.

Alternative Fuel Additives

        We also expect to compete with producers of methyl tertiary butyl ether ("MTBE"), a petrochemical derived from methanol which costs less to produce than ethanol. MTBE is a commonly used oxygenate used in fuels for compliance with Federal Clean Air Act mandates, and is a major competitor of ethanol. Many major oil companies produce MTBE, and strongly support its use because it is petroleum based. These companies have significant resources to market MTBE and to influence legislation and public perception of MTBE. These companies also have sufficient resources to begin production of ethanol should they choose to do so.

        Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development by ethanol and oil companies with far greater resources than we have. New products or methods of ethanol production developed by larger and better financed competitors could provide them competitive advantages over us and harm our business.

Employees

        As of March 15, 2002, we had one employee. Upon completion of the ethanol plant, we expect to retain approximately 31 employees, including 27 in ethanol production operations, and 4 in general management and administration. We do not intend to maintain a sales and marketing force.

Regulatory Permits

        We have engaged RMT Inc., an environmental consulting firm in Brookfield, Wisconsin to coordinate and assist us with obtaining an Air Pollution Construction and Operation Permit, a Storm Water Discharge Permit and Storm Water Pollution Prevention Plan and advise us on environmental compliance generally. We will need to also obtain various other environmental, construction and operating permits, as discussed below. Pursuant to the Design-Build contract, Fagen and ICM are responsible for construction permits and registrations.

        The Department of Natural Resources has prepared an environmental assessment on the construction of the ethanol plant, which was made available to the public for comment on February 19, 2001. The environmental assessment is a public report that reviews and analyzes the environmental impact that the ethanol plant may have on the surrounding area. We are aware that, in the past, several individuals have voiced objections to our business to the Wisconsin Department of Natural Resources, however, we have met no significant opposition from the public in our efforts. Public objection and complaints could arise, however, and subject us to greater regulatory scrutiny, claims and costly compliance expenditures.

Air Pollution Construction and Operation Permit

        Our preliminary estimates indicate this facility will be considered a Wisconsin synthetic minor source of regulated air pollutants. The types of regulated pollutants that may be found at our plant include, particulate matter, carbon monoxide, oxides of nitrogen, volatile organic compounds and sulfur dioxide. To emit these agents we need an Air Pollution Construction Permit and an Air Pollution Operation Permit. We received the Air Pollution Construction Permit on March 22, 2001, which allowed us to commence construction in the spring of 2001. The permit is valid for a period of 28 months from the date of grant. If we cannot complete construction within 28 months, we will need to apply for an extension. We do not anticipate any difficulties obtaining an extension if one is needed.

        On October 31, 2001, we submitted a Modified Air Permit Application. Our original plant design consisted of three natural gas-fired boilers and two natural gas fired dryers for dried distiller's grains with solubles (DDGS). Only two of the three boilers would be operated at any one time, with the third boiler used for back-up. The design was to route the boiler exhaust through the dryers, then to a water scrubber for air pollution control on the DDGS dryer emissions, and then to a common stack.

        The boiler/DDGS dryer design has been altered. Now, we propose to utilize a thermal oxidizer for emissions control downstream of the dryers rather than the water scrubber. Hot gasses from the thermal oxidizer will be routed to a waste heat recovery boiler before being released through the stack. The waste heat recovery boiler will provide all of the plant steam requirements and the three natural gas fired boilers in the original design will be eliminated.

        The thermal oxidizer emissions will be less than the corresponding emissions from the boilers.

        The thermal oxidizer is also more effective than the water scrubber at reducing process emissions of volatile organic compounds (VOCs) and particulate matter (PM) from the DDGS dryer operations. Our current permit estimates VOC at 0.75 lb/ton DDGS produced and PM at 0.8 lb/ton DDGS produced. With the thermal oxidizer, we propose to reduce the allowable PM from the DDGS dryer to 0.5 lb/ton DDGS produced. We expect approval of this design within 90 days.

        Once the ethanol plant is completed, we must conduct emission testing and apply for an Air Pollution Operation Permit that will allow us to operate our business. We anticipate submitting an application for this permit approximately four months before the Air Pollution Construction Permit expires. We need this permit to operate the ethanol plant after the Air Pollution Construction Permit expires. If granted, we expect the permit will be valid for five years.

Wisconsin Pollutant Discharge Elimination Permits

        General Permit.    We expect that we will use approximately 66,500 gallons of water per day to cool our closed circuit systems in the ethanol plant. We have applied for a Wisconsin Pollutant Discharge Elimination System general permit from the Department of Natural Resources to discharge the water into a nearby creek. We must apply for this permit at least 180 days prior to any discharge. This permit is subject to a 30-day public notice period. This permit was applied for on January 15, 2002.

        Storm Water Discharge Permit and Storm Water Pollution Prevention Plan.    We have obtained a Storm Water Discharge Permit from the Department of Natural Resources, which was required before we could begin construction. This permit is granted after a review of various pollution measures the construction team has on the site. In connection with this permit, we submitted a Storm Water Pollution Prevention Plan that outlines various measures we plan to implement to prevent storm water pollution. Monroe received this permit on January 26, 2001. On January 29, 2001, it also received a Navigable Waterways Permit for grading work along a nearby creek. These permits allow commencement of site preparation work.

        Storm Water Discharge for Industrial Activities Permit.    Before we can begin operating, we must obtain a Storm Water Discharge for Industrial Activities Permit from the Department of Natural Resources. This permit must be procured at least 180 days prior to any discharge. In addition, we must also prepare a Storm Water Pollution Prevention Plan outlining measures we plan to implement to prevent storm water pollution during operation. This permit was applied for on June 20, 2001.

High Capacity Well Permit

        We have drilled a 500,000-gallon per day well near the ethanol plant. The Department of Natural Resources considers this a high capacity well, and we have applied for and obtained a High Capacity Well Permit. The High Capacity well permit was issued on December 13, 2001. The permit states a maximum daily usage of 720,000 gallons of water per day.

Spill Prevention, Control and Countermeasures Plan

        Before we can begin operations, we must prepare a spill prevention, control and countermeasures plan. The plan will outline our spill prevention measures for oil products such as ethanol. The plan must be reviewed and certified by a professional engineer. The plan must be completed within 90 days of the commencement of operations.

Risk Management Program

        We are in the process of determining whether anhydrous ammonia or aqua ammonia will be used in our production process. If we use anhydrous ammonia, we will need to develop a risk management program to address handling and use of the ammonia and gases emitted from such use. We must establish a prevention program to prevent spills or leaks of ammonia, and an emergency response program in the event of spills, leaks, explosions or other events that may lead to the release of ammonia into the surrounding area. We will need to conduct a hazard assessment and prepare models to assess the impact of an ammonia release into the surrounding area. The program must be presented at one or more public meetings. However, if we use aqua ammonia, no risk management program is needed.

EPA; Nuisance

        Even if we receive all Wisconsin environmental permits for construction and operation of the ethanol plant, we may be subject to the regulations on emissions of the Environmental Protection Agency. Current EPA rules do not require us to obtain any permits or approvals in connection with construction and operation of our business, but Wisconsin or EPA rules can and do change, which could result in greater regulatory burdens on us. Our ethanol production will require us to emit a significant amount of carbon dioxide into the air. Current Wisconsin law regulating emissions does not restrict or prevent us from emitting carbon dioxide gas into the air, but this could change in the future. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from foul smells or other air or water discharges from the plant. We are aware of recent nuisance claims that have been brought against an ethanol business in Saint Paul,

Minnesota. We believe that among the objectives of this litigation are to force the ethanol manufacturer to upgrade the facility's emissions control system and possibly pay damages to nearby residents. We are also aware of neighborhood opposition to our facility. This opposition could result in claims for nuisance which could lead to increased compliance costs and monetary damages.

Special Note Regarding Forward-Looking Statements

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

ITEM 2. DESCRIPTION OF PROPERTIES

        The City of Monroe provided us with an approximately 25-acre undeveloped site, along with site improvements, such as rough grading, crushed rocks and sewer and water laterals. We are constructing a 40 million gallon per year ethanol plant on the site, which is located at 2443 Bethel Road, Monroe, WI 53566. Our real property, among other assets, secures a credit facility from First National Bank of Omaha.

ITEM 3. LEGAL PROCEEDINGS

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S MEMBERSHIP UNITS AND RELATED MEMBER MATTERS

        There is no public trading market for our securities. As of March 4, 2002, there were approximately 456 holders of record of our Class A membership units.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

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

        We estimate that the project will be completed in September 2002. We have entered into a development agreement with the City of Monroe and purchased a site for $1 to construct the ethanol plant and for site improvements. Under the terms of the development agreement, we were obligated to raise at least $7 million in financing. We satisfied this condition in August 2001 with the closing of our equity and debt financing.

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

Plan of Operations for the Next 12 Months

        We expect to spend the next 12 months in design-development, construction and operating the ethanol plant. We expect to have sufficient cash available to cover our costs over the next 12 months, including construction, staffing, office, audit, legal, compliance costs and start up working capital costs. The following is our estimate of our costs and expenditures for the next 12 months. These estimates are based upon our general contractor, prime subcontractor and financial advisor's experience with other businesses. It is only an estimate and our actual expenses could be much higher due to a variety of factors described in our Form SB-2 registration statement under the section entitled "Risk Factors."

Insurance	$226,500
General and administrative costs	$378,000
Capitalized construction interest	$1,526,000
Pre-production startup training costs	$700,000
Initial inventories	$1,730,000
Spare parts	$300,000
Working capital	$2,070,000
Railroad infrastructure costs	$1,098,000
Construction in progress payments	$27,867,100

Total	$35,895,600

        We anticipate spending approximately $35.9 million over the next 12 months. We estimate that we will spend approximately $226,500 on directors and officers' insurance, builder's risk insurance, general commercial liability, worker's compensation and property insurance. We also expect to spend approximately $378,000 on general and administrative expenses, including managerial fees, out-of-pocket reimbursements and general office expenses. Interest on the construction loans will accrue as loan proceeds are advanced. We estimate to accrue approximately $1,526,000 of interest expense during the next 12 months that will be capitalized into the construction costs of the project. We will also spend approximately $1,098,000 to construct the railroad track infrastructure for rail access and switching and rail car parking. We have funded a majority of the land costs with tax increment financing from the City of Monroe and also expect to use grant proceeds from the Wisconsin Department of Commerce. We will spend a majority of our resources to design and build the ethanol plant. We expect to spend approximately $27.9 million on construction progress payments within the next twelve months. We expect these costs to include material and labor to construct the ethanol plant, grain and ethanol storage and handling facilities, drying facilities, offices and a cooling tower. We will also purchase and install ethanol production equipment, such as pumps, grinders and processing equipment, storage tanks, dryers, and conveyors. We will pay these costs by making monthly progress payments based upon the work completed and invoiced to us by our general contractor.

        During the next 12 months we plan on hiring 31 employees needed to operate the ethanol facility. We intend to hire staff only for the direct operations and administration of our ethanol business, such as production, shipping, and receiving. We do not intend to hire a sales staff to market our products. We intend to rely on third-party marketing arrangements, and pay commissions to marketing agents to market and sell our products.

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

Liquidity and Capital Resources

        As of December 31, 2001, we had cash and cash equivalents of $5,199,146, current assets of $5,217,396 and total assets of $25,081,478. As of December 31, 2001, we had current liabilities totaling $4,736,088. We had an accumulated deficit of $882,295 and member's contributions, net of the cost of raising capital, of $17,859,787.

        For the three and twelve months ended December 31, 2001, we had no revenues. Our net losses for the three and twelve months ended December 31, 2001, totaled $69,543 and $751,697, respectively. Cash flows used for operating activities for the twelve months ended December 31, 2001, was $762,064. These cash flows were used primarily to fund salaries, office and administrative expenses, consulting, legal, insurance costs, and permitting fees. During the twelve months ended December 31, 2001, our prepaid expenses increased by $8,952 and our accounts payable increased by $6,731. Cash used for investing activities includes purchases of equipment and construction costs totaling $14,647,124. For the twelve months ended December 31, 2001, we received net proceeds from financing activities totaling $20,503,714. Cash from financing activities consists of proceeds from member contributions for $18,054,000 and long-term debt borrowings for $3,413,102 less expenditures for financing fees of $608,725 and costs of raising capital for $354,663.

        We are still in the development stage and are in the process of constructing an ethanol plant. Until the ethanol plant is complete and operating, we will generate no revenue. Management anticipates that accumulated losses will continue to increase until the ethanol plant is operating.

        On July 11, 2001, we entered into a design build agreement with Fagen, Inc. to build the ethanol plant. We estimate that the total construction cost for the ethanol plant will be approximately $43,800,000. On August 28, 2001, we entered into a $32.6 million credit facility with First National Bank of Omaha consisting of $30.6 million in long-term financing and a $2 million revolving line of credit. The credit facility is secured by substantially all of our assets. When the ethanol plant is complete and operating, we anticipate converting the construction loan senior debt into a term loan, amortized over ten years with a balloon payment due after five years and to be paid in quarterly payments including principal and interest. The interest rate of the term loan includes incentive pricing that is variable based upon the indebtedness to net worth ratio of the Company. The terms also include a requirement to fix the interest rate on at least 50% of the term debt for not less than five years upon conversion from a construction loan to a term loan. The $2 million revolving line of credit is limited to the borrowing base collateral, which is based upon 75% of the value of the inventory and allowable accounts receivable, and has a variable interest rate. The revolving line of credit has a term of 364 days after funding and is expected to renew annually. We anticipate that we will require access to the revolving line during the first year of operation, and at least a portion of the second year, before generating sufficient surplus cash flow to finance inventories and receivables. The term loan and the revolving line of credit agreements contain restrictions and financial covenants the Company will be subject to during the term of the agreements.

        On August 22, 2001, we entered into a subordinated credit facility of $3.6 million from Alliant Energy—Wisconsin Power and Light Company to finance the electrical infrastructure and other construction needs. The terms of credit facility include a fixed interest rate with payments that include principal and interest which amortize the loan over 7 years and mature with a balloon payment due in five years. On July 10, 2001 the City of Monroe passed a resolution authorizing a loan guarantee of the repayment obligations of the subordinated credit facility from Alliant Energy. We are also relying upon $1.6 million in tax increment financing from Monroe to fund improvements to the site. A $400,000 grant from the Wisconsin Department of Commerce, of which $300,000 will be used for site improvement and approximately $100,000 for training employees was approved on October 6, 2001.

        The following tables show updated sources and uses of our liquidity relating to the construction and start-up of our business.

Sources of Funds:
Equity	$18,054,000
Seed capital	380,000
Senior debt	30,600,000
Revolving line of credit	2,000,000
Subordinated debt	3,600,000
Tax increment financing	1,600,000
Department of Commerce grant (1)	400,000
Total Sources of Funds	$56,634,000
Uses of Funds:
Expected maximum contract price	43,800,000
Railroad infrastructure costs	1,098,000
Land and infrastructure	2,000,000
Insurance costs	226,500
Organization costs	378,000
Start-up costs	700,000
Capitalized interest	1,526,000
Working capital needs	3,800,000
Financing costs	1,200,000
Offering costs	574,000
Contingency	1,331,500
Total Uses of Funds	$56,634,000

(1)
This grant will provide up to $300,000 for development costs and up to approximately $100,000 to establish a training program for employees.

ITEM 7. FINANCIAL STATEMENTS

        Our financial statements are included on pages F-1 to F-10 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

Name	Age	Position
John L. Malchine	66	Chairman of the Board and Chief Executive Officer (formerly Chief Financial Officer, Vice President, Secretary, and Treasurer)
Gary L. Kramer	53	President, General Manager and Director (formerly Chief Executive Officer)
Jeff Roskam	44	Vice President and Director
David Kolsrud	53	Secretary and Director
Don Endres	41	Treasurer and Director
Wayne Mitchell	46	Director*
Robert Wright	49	Director
Kevin Stroup	42	Director*

*
Mr. Wayne Mitchell and Mr. Kevin Stroup collectively occupy one seat on the Board of Directors. They may attend Board meetings but are entitled to only one vote on matters coming before the Board.

John L. Malchine, Chairman of the Board and Chief Executive Officer

        Mr. Malchine has served on our Board of Directors since May 2000. His term as a Director expires in 2003. From 1989 to March 2001, he served as president and co-owner of Norway Associates, Inc., a private real estate company that develops real estate projects for clinics. Norway Associates is currently inactive. From 1954 to 1994, Mr. Malchine was a self-employed farmer. From 1995 to the present, Mr. Malchine has been the chairman of the Wisconsin Agriculture, Trade and Consumer Protection Board. From 1997 to the present, he has also been a member of the Board of the Wisconsin Tax Commission, which regulates agricultural assessments in Wisconsin. From 1983 to the present, he has been a member of the Board of Directors of a unit of M & I Bank, in Burlington, Wisconsin, and is currently chairman of the loan committee. Mr. Malchine is also on the Board of Governors of the Southern Region of the Aurora Health Care System, which owns three hospitals and 21 clinics in southern Wisconsin. Mr. Malchine was elected to the Board of Adkins Energy in February 2000. He resigned in April 2000 from Adkins, and the cooperative redeemed his investment without interest.

Gary L. Kramer, D.V.M., President, General Manager and Director

        Dr. Kramer has served on our Board of Directors since May 2000. His term as a Director expires in 2004. From 1973 to 2001, Dr. Kramer was a veterinarian, and recently retired as president and senior partner at Chapin, Sutter, Chapin, Ltd., of Lena, Illinois, a veterinary service corporation employing eight veterinarians. He received a doctorate in Veterinary Medicine from Iowa State University in 1973. Prior to co-founding Badger State Ethanol, Dr. Kramer served as President of the Adkins Energy Cooperative from December 1998 to April 2000. Adkins Energy Cooperative was formed in May 1996 to build a 30 million gallon dry mill ethanol plant in Lena, Illinois. The Adkins site is approximately 20 miles from our Monroe site. Dr. Kramer invested in this farmers cooperative in 1997. He was appointed to fill a vacancy on the Board of Directors in August 1997. In November 1998, he was elected to the Board by the members to serve a three year term. He was elected president of the Board in December 1998 and re-elected in March 2000. Dr. Kramer resigned from the Adkins Board in April 2000, and the cooperative redeemed his investment, without interest. At the time of his resignation, the proposed Adkins ethanol project had not been constructed, although the cooperative was continuing its efforts and negotiations to secure necessary commitments and contracts to complete the project. Dr. Kramer received no compensation from Adkins for his service other than reimbursement of out-of-pocket expenses of approximately $4,600. Dr. Kramer has also served as a member of a number of professional organizations, and has served on other profit and non-profit Boards, including the American Veterinary Medical Association, American Association of Bovine Practitioners, Illinois Veterinary Medical Association, Northern Illinois Veterinary Medical Association and the Lena Park District Board

Jeff Roskam, Vice-President and Director

        Mr. Roskam has served on our Board of Directors since May 2000. He occupies ICM's permanent seat on the Board of Directors. He has served as Senior Vice President of ICM, Inc. since March 1997. Prior to joining ICM, he served as operations manager from October 1996 to February 1997 for Renewable Oxygenates, Inc., which produced ethanol from whey and potato paste. From March 1994 to October 1996, he worked as an engineer at Broin & Associates, Inc. where he served as Project Manager on the development and management of several ethanol plants. Prior to joining Broin & Associates, Inc. he served as Reverse Osmosis Production Manager for EBCO, Inc., an Ohio drinking water equipment manufacturer, and as Vice President of Operations for Pure-Best Water, Inc., a California beverage company. Prior to that, Mr. Roskam served as assistant manager for Household Finance Corporation. Mr. Roskam has a B.A. degree in Finance from Iowa State University.

David Kolsrud, Secretary and Director

        Mr. Kolsrud has served on our Board of Directors since August 2001. His term as a Director expires in 2002. Mr. Kolsrud is the General Manager and a member of the Board of Directors of CORN—er Stone Farmers Cooperative, which he founded in 1995 and served as Chairman until 2000. Mr. Kolsrud also continues to work as a self-employed farmer, an occupation he has had since 1973. He also serves as Chairman of the Valley Springs Farmers Cooperative, a farm supply co-op in Valley Springs, South Dakota. He has served on that Board for 15 years and served as Chairman for the past 12 years. He formerly served as the Chairman of the Minnesota Coalition for Ethanol. Mr. Kolsrud also serves on the Board of Governors of AGRI-Energy, LLC (a 12 million gallon a year ethanol facility in Luverne, Minnesota). He has served on that Board since 1997 and served as its Vice President until 1999.

Don Endres, Treasurer and Director

        Mr. Endres has served on our Board of Directors since August 2001. His term as a Director expires in 2004. Mr. Endres currently serves on the Board of Directors of Glacial Lakes Energy, First National Bank Venture Capital, and Midwest Card Services. He is currently Chairman of the Brookings Chamber e-commerce committee. Mr. Endres is also the President of VeraSun Energy Corporation, a company he founded in June 2001. Prior to forming VeraSun, he served as Chief Executive Officer of ExpressGold.com, Inc., a company he co-founded in 1997. ExpressGold.com merged with Cybersource Corporation in 2000. Prior to that, Mr. Endres served as President and General Manager of Special Teams, Inc., a company he founded in 1985. Special Teams was acquired by the American Express Company in 1995, and Mr. Endres served as President of American Express Special Teams until 1997. He has also served on the Board of Directors of CoEv, Inc., a magnetic component company, until its merger with Tyco International Ltd. in 2000. Mr. Endres graduated from South Dakota State University with a degree in Animal Science and minors in Computer Science and Economics. In 2001, he was recognized by South Dakota State University's College of Engineering as "Entrepreneur of the Year."

Wayne Mitchell, Director

        Mr. Mitchell has served on our Board of Directors since May 2001, when he was appointed to fill the Fagen, Inc. seat. He occupies Fagen, Inc.'s permanent seat on the Board of Directors. Mr. Mitchell is Vice President, Technology and Business Development for Fagen, Inc. and has worked for Fagen since June 2000. Prior to joining Fagen, he served as Process Team Leader from may 1998 to June 2000 for Reilly Industries, Inc., where he directed multidisciplinary teams engaged in chemical process research and owner of Solid Rock Consulting, LLC, a private company providing consulting services to the ethanol industry. Solid Rock Consulting is currently inactive. From May 1996 to May 1998, he worked as Plant Manager and Quality Assurance Manager for Micronutrients, LLC, an animal feed supplement manufacturer. From January 1993 to May 1996, he served as the Design Engineer for Broin and Associates, Inc. where he performed detailed process design and start-up of dry grind ethanol plants. Prior to joining Broin, he served as senior environmental project engineer for Heritage Environmental Services, Inc. where he was involved in environmental consulting and project management at major oil refineries. Prior to that, Mr. Mitchell served as an area manager for Ethyl Corporation. Mr. Mitchell also serves on the Board of Directors of Golden Triangle Energy, LLC, an ethanol plant in Craig, Missouri, and Husker Ag Processing, LLC, an ethanol plant under construction in Plainview, Nebraska. Mr. Mitchell has a B.S. in Chemical Engineering from the University of Wisconsin-Madison.

Robert Wright, Director

        Mr. Wright has served on our Board of Directors since August 2001. His term as a Director expires in 2003. Mr. Wright has served as the President, Chief Executive Officer and a principal shareholder of Murex N.A. since May 1992. Murex is a marketer of gasoline "blendstocks," such as fuel grade Ethanol, MTBE, Toluene, Methanol and Alkylate, to independent and major refiners in the United States. Mr. Wright is a graduate of Ohio State University with a degree in Chemical Engineering and the University of Toledo with a Masters in Business Administration.

Kevin Stroup, Director

        Mr. Stroup has served on our Board of Directors since May 2001, when he was appointed to fill the Fagen, Inc. seat. As described above, Mr. Wayne Mitchell and Mr. Kevin Stroup collectively occupy one seat on the Board of Directors, which is Fagen, Inc.'s permanent seat on the Board of Directors. Mr. Stroup is a partner in the law firm of Christianson, Stoneberg, Giles & Stroup, P.A. in Marshall, Minnesota, where he has been employed since 1986. Mr. Stroup practices in the areas of business law and transactions, including commercial litigation. Mr. Stroup is a 1985 graduate of the University of Minnesota Law School and 1982 graduate of Southwest State University in Marshall, Minnesota, where he received a B.A. degree in history. Mr. Stroup currently serves on the Board of Directors of the Granite Falls Bank, Granite Falls, Minnesota, and the Foundation Board for Southwest State University, Marshall, Minnesota. Mr. Stroup just completed a one-year term as President of the 9th District Bar Association of the State of Minnesota.

ITEM 10. EXECUTIVE COMPENSATION

        Gary Kramer serves as our President and General Manager and formerly was our Chief Executive Officer. He was compensated $3,000 each month under an oral contract to provide managerial services to us. John Malchine serves as Chief Executive Officer and, in January 2002, was compensated $60,000 by us for services he provided to us in 2000 and 2001; however, Mr. Malchine is not presently receiving a salary for additional services he is providing to us as Chief Executive Officer.

        We reimburse our officers for expenses incurred relating to services rendered on our behalf. We intend to recruit and hire permanent employees who will be compensated on a regular basis pursuant to agreed upon salaries. We have not and do not expect to establish any option based or other type of equity incentive plan for employees. However, we do expect to offer typical health and other employee benefits to our full time employees.

        The following table shows the compensation that we paid Mr. Malchine and Dr. Kramer for services that they rendered to us.

Name and Principal Position	Fiscal Year	Salary		Bonus
John L. Malchine Chief Executive Officer	2000 2001	$24,000 36,000	[1] [1]	$0
Gary Kramer President and General Manager (formerly Chief Executive Officer)	2000 2001	$24,000 36,000		$0 0

[1]
This salary was paid in January 2002 for services performed in 2000 and 2001.

Employment Agreements

        Other than the informal agreements with Mr. Malchine and Dr. Kramer described above, we have no employment agreements with any officer or Director. We may in the future enter into employment agreements with our officers or other employees that we may hire.

Reimbursement of Expenses

        Other than the informal agreements with Mr. Malchine and Dr. Kramer, we do not pay our officers and Directors any fees or salaries for their services to us; however, we do reimburse our officers for expenses incurred in connection with their service to us. Our reimbursement policy is to reimburse our officers for out-of-pocket expenses. Since our inception in May 2000, we have reimbursed our officers and Directors a total of $3,973. We estimate that our officers and Directors will incur approximately $15,000 in out-of-pocket expenses in the next 12 months. This is only an estimate and our officers and Directors expenses could be substantially higher than we anticipate.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information concerning the beneficial ownership of our Class A membership units as of March 4, 2002.

Title of Class	Name and Address of Beneficial Owner		Amount and Nature of Beneficial Owner	Percent of Class
Director & Executive Officer	John L. Malchine	[1]	600	3.03%
Director & Executive Officer	Gary L. Kramer	[2]	920	4.65%
Director	Jeff Roskam	[3]	0	0.00%
Director	David Kolsrud	[4]	50	0.25%
Director	Don Endres	[5]	2,000	10.11%
Director	Wayne Mitchell	[6]	0	0.00%
Director	Robert Wright	[7]	1,000	5.06%
Director	Kevin Stroup	[8]	0	0.00%
Director & Executive Officers as a group	All executive officers and directors	[9]	4,570	23.11%
Beneficial Owner	Murex, N.A., Ltd.	[10]	1,000	5.06%

[1]
John Malchine's address is 5972 Heg Park Road, Wind Lake, WI 53185. Beneficial ownership includes 500 units owned individually and 100 units owned in joint tenancy.

[2]
Gary Kramer's address is 12139 W. Howardsville Road, Lena, IL 61048. Beneficial ownership includes 520 units owned individually and 400 units owned by arrangement.

[3]
Jeff Roskam's address at ICM, Inc. is 310 North First Street, P.O. Box 397, Colwich, KS 67030.

[4]
David Kolsrud's address is RR 1 Box 58, Beaver Creek, MN 56116.

[5]
Don Endres' address is 100 22nd Ave., Suite 103, Brookings, SD 57006.

[6]
Wayne Mitchell's address at Fagen, Inc. is 501 W. Hwy 212 P.O. Box 159, Granite Falls, MN 56241.

[7]
Robert Wright's address at Murex, N.A., Ltd. is 15411 Knoll Trail, Suite 260, Dallas, TX 75248. This amount includes 1,000 units owned by Murex, N.A., Ltd., for which Mr. Wright disclaims beneficial interest.

[8]
Kevin Stroup's address at Fagen, Inc. is 501 W. Hwy 212 P.O. Box 159, Granite Falls, MN 56241.

[9]
Includes the beneficial ownership of seven Directors and executive officers (except Mr. Kevin Stroup, who, with Mr. Wayne Mitchell, are both affiliated with Fagen, Inc. and collectively occupy one seat on the Board of Directors).

[10]
Murex, N.A., Ltd.'s address is 15411 Knoll Trail, Suite 260, Dallas, TX 75248.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Since our inception, we have engaged in several transactions with related parties. We currently do not have outside Directors or unaffiliated members to evaluate related party transactions. Management believes that these transactions were as favorable as those that could have been obtained in an arms-length transaction.

Fagen and ICM

        On July 11, 2001, we entered into a contract with Fagen in which Fagen would provide services to us in connection with our plan to build an ethanol plant. Under the terms of the contract, Fagen agrees to design and provide construction related services to us not to exceed $43.8 million. Please see the previous description entitled "Construction of the Project; Design-Build Contract."

        Additionally, Fagen and ICM have entered into a subcontractor relationship for the construction of the ethanol plant, whereby Fagen is the general contractor and ICM is the subcontractor. Please see the previous description entitled "ICM and Fagen Subcontract."

        Fagen purchased 500 Class A units in our public offering. ICM also purchased 500 Class A units as well as 100 Class B units (which were converted to 100 Class A Units). Fagen and ICM's purchase of the units were for investment purposes, and are subject to the same terms and conditions, including restrictions on transfer, as all other investors.

John Malchine, the Wisconsin Agriculture, Trade and Consumer Protection Board and the Board of the Wisconsin Tax Commission

        Mr. Malchine is a member of the Wisconsin Agriculture, Trade and Consumer Protection Board and is a member of the Board of the Wisconsin Tax Commission. We will seek ethanol producer payments from the Agriculture, Trade and Consumer Protection Board that could provide up to $3 million to us annually. Both Boards are aware of Mr. Malchine's involvement with us. He does not participate when these agencies consider or take action regarding Badger State Ethanol.

Start-up Capital

        We were capitalized with limited cash investments from Dr. Gary Kramer and Mr. John Malchine, our founders. Dr. Kramer and Mr. Malchine each contributed $10,000 to us in exchange for 500 Class C units. Dr. Kramer and Mr. Malchine paid $20 per unit. These units have been converted to Class A units.

Managerial Services Agreement

        We are currently compensating Gary Kramer, our chief executive officer, $36,000 per year pursuant to an oral agreement for managerial services. We expect to increase his compensation and benefits upon completion of the ethanol plant. We have compensated John L. Malchine $60,000 for his services to date. We expect to increase his compensation upon completion of the ethanol plant.

Sale of Units

        In September 2000, we sold 20 Class B units to Gary Kramer, and 300 Class B units to Kevin Malchine and 200 units to Michael Malchine, John Malchine's adult sons, for a total of $260,000 or $500 per unit. On the same day, we sold 28 Class B units to Daryl Gillund, 12 Class B units to Randy Shelsta and 60 Class B units to Roland Fagen, who are or were all affiliates of Fagen, for $50,000 or $500 per unit. We also sold 100 Class B units to ICM on the same day for aggregate consideration of $50,000 or $500 per unit. These units have been converted to Class A units.

Ethanol Marketing Agreement

        We entered into a seven-year ethanol marketing agreement with Murex, N.A., Ltd. for the exclusive rights to market all ethanol produced by the plant. Murex is a Class A member and has a representative on our Board of Directors.

Dried Distillers Grain and Solubles Marketing Agreement

        We entered into a three-year marketing agreement with ICM Marketing, Inc. for the exclusive rights to market all of the Dried Distillers Grains with Solubles produced by the plant. ICM Marketing is a prime subcontractor for the construction of the ethanol plant, a Class A member, and has a representative on the Board of Directors.

Project Coordinator Costs

        From our inception through December 31, 2001, we incurred $120,000 of project coordinator fees, of which $72,000 is included in accounts payable. The project coordinators are Gary Kramer and John Malchine, both of whom are Class A members, Directors and officers of the Company.

Promissory Notes from Officers

        We received proceeds of $50,000 in June of 2001 from the issuance of a $12,500 promissory note to Dr. Gary Kramer, our President and General Manager and Director, a $12,500 promissory note to Mr. John Malchine, our Chief Executive Officer and Director, and a $25,000 promissory note to ICM, Inc., our prime subcontractor and Director. The notes bore interest at the rate of 9% per annum and were due when we closed our public offering. The notes were unsecured debt obligations of the Company. The notes were paid with interest upon the closing of our public offering.

Conflicts of Interest

        Conflicts of interest exist and may arise in the future as a result of the relationships between and among our members, officers, Directors and their affiliates. Although our officers and Directors have fiduciary duties to us, certain of our Directors also owe fiduciary duties and other obligations to entities with whom we compete or do business with. Whenever conflicts arise between us and an officer or Director or an entity with whom that officer or Director is affiliated, the Board as a whole will seek to resolve the conflict. A Director will not participate when the Board considers a transaction where he or she has a conflict of interest. We do not have a committee of independent Directors or members or an otherwise disinterested body to consider transactions or arrangements that result from, or are fraught with conflicts of interest. Some conflict situations including, disputes that may arise between us and Fagen or ICM as a result of the construction of the ethanol plant are expected to be resolved through binding arbitration according to construction industry rules.

        Conflicts of interest could arise in the situations described below, among others:

  •
  We are dependent on Fagen and ICM to build and design our ethanol plant and doubt that we could complete our business plan without their assistance. Mr. Mitchell, Mr. Stroup and Mr. Roskam abstain from Board action regarding arrangements involving Fagen and ICM. We will need Fagen and ICM's assistance in commencing start-up operations and training personnel we hire.

  •
  We will engage in transactions with affiliates of our Directors. Members will have no right to individually enforce the obligations of our Directors or their affiliates in our favor.

  •
  Our Directors' decisions regarding various matters, including expenditures that we make for our business, reserves for accrued expenses, including officers salaries and reimbursement of Director's expenses, loan covenants, capital improvements and contingencies that will effect the amount of cash available for distribution to members. We have representatives of Fagen and ICM on the Board and engage in transactions with ICM and Fagen. Our expenditures, reserves and the amount of cash available for distribution may be affected by these transactions and our relationship to Fagen and ICM.

  •
  We will reimburse our Directors for out-of-pocket expenses relating to our business. We do not have a reimbursement policy or guideline for determining what expenses will be reimbursed. We will review and reimburse all reasonable expenses that Directors submit to us.

  •
  We have retained counsel that has assisted us in various aspects of our formation and development. We have not retained separate counsel on behalf of unit holders.

  •
  Fagen and ICM, and Mr. Roskam, Mr. Mitchell and Mr. Stroup, are involved in various ethanol construction and development projects throughout the United States and in Wisconsin. These projects will compete with our project for financing, corn and other raw material supplies, and the sale of ethanol and animal feed. Our operating agreement does not prevent our Directors from being involved in activities that compete with us.

  •
  John Malchine's role on the Wisconsin Agriculture, Trade and Consumer Protection Board, and the Wisconsin Tax Commission.

  •
  Our Directors or their affiliates may loan money to us for which we may pay interest up to a rate of prime plus 4%.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

        Exhibits.    The following exhibits are filed as part of this report. Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.	Exhibit
3.1	Articles of Organization of the registrant. Filed as Exhibit 3.1 to the registrant's registration statement on Form SB-2 (Commission File 333-50568) and incorporated by reference herein.
3.2	Operating Agreement of the registrant. Filed as Exhibit 3.2 to the registrant's registration statement on Form SB-2 (Commission File 333-50568) and incorporated by reference herein.
3.3	Amended and Restated Operating Agreement of the registrant. Filed as Exhibit 3.2 to the registrant's February 27, 2001 amendment to the registration statement on Form SB-2 (Commission File 333-50568) and incorporated by reference herein.
3.4	Second Amended and Restated Operating Agreement of the registrant. Filed as Exhibit 3.2 to the registrant's March 29, 2001 amendment to the registration statement on Form SB-2 (Commission File 333-50568) and incorporated by reference herein.
4.1	Form of Class A Unit Certificate of the registrant. Filed as Exhibit 4.1 to the registrant's February 27, 2001 amendment to the registration statement on Form SB-2 (Commission File 333-50568) and incorporated by reference herein.
4.2	Form of Subscription Agreement of the registrant. Filed as Exhibit 4.2 to the registrant's February 27, 2001 amendment to the registration statement on Form SB-2 (Commission File 333-50568) and incorporated by reference herein.
4.3	Escrow Agreement. Filed as Exhibit 4.3 to the registrant's February 27, 2001 amendment to the registration statement on Form SB-2 (Commission File 333-50568) and incorporated by reference herein.
4.4	Form of Class A Unit Certificate of the registrant. Filed as Exhibit 4.1 to the registrant's March 29, 2001 amendment to the registration statement on Form SB-2 (Commission File 333-50568) and incorporated by reference herein.
4.5	Form of Subscription Agreement of the registrant. Filed as Exhibit 4.2 to the registrant's March 29, 2001 amendment to the registration statement on Form SB-2 (Commission File 333-50568) and incorporated by reference herein.
4.6	Form of Subscription Agreement of the registrant. Filed as Exhibit 4.2 to the registrant's April 20, 2001 amendment to the registration statement on Form SB-2 (Commission File 333-50568) and incorporated by reference herein.
10.1	Letter of Intent dated July 24, 2000 between US Bancorp Piper Jaffray, Fagen Inc., ICM, Inc. and Badger State Ethanol, LLC. Filed as Exhibit 10.1 to the registrant's registration statement on Form SB-2 (Commission File 333-50568) and incorporated by reference herein.
10.2	Proposed Design-Build contract. Filed as Exhibit 10.2 to the registrant's registration statement on Form SB-2 (Commission File 333-50568) and incorporated by reference herein.
10.3	Agreement dated July 18, 2000 between Badger State Ethanol, LLC and RMT. Filed as Exhibit 10.3 to the registrant's registration statement on Form SB-2 (Commission File 333-50568) and incorporated by reference herein.
10.4	Agreement dated June 14, 2000 between Badger State Ethanol, LLC and U.S. Energy Services. Filed as Exhibit 10.4 to the registrant's registration statement on Form SB-2 (Commission File 333-50568) and incorporated by reference herein.
10.5	Development Agreement dated October 11, 2000 between Badger State Ethanol, LLC and the City of Monroe, Wisconsin. Filed as Exhibit 10.5 to the registrant's registration statement on Form SB-2 (Commission File 333-50568) and incorporated by reference herein.

10.6	Form of Teaming Agreement. Filed as Exhibit 10.6 to the registrant's registration statement on Form SB-2 (Commission File 333-50568) and incorporated by reference herein.
10.7	Letter of intent dated September 5, 2000 between Continental Carbonic Products, Inc. and Badger State Ethanol, LLC. Filed as Exhibit 10.7 to the registrant's registration statement on Form SB-2 (Commission File 333-50568) and incorporated by reference herein.
10.8	Amendment to Development Agreement between Badger State Ethanol, LLC and the City of Monroe, Wisconsin. Filed as Exhibit 10.1 to the registrant's quarterly report for the period ending March 31, 2001 on Form 10-QSB (Commission File 333-50568) and incorporated by reference herein.
10.9	Ethanol Purchase and Sale Agreement dated August 8, 2001, between Badger State Ethanol, LLC and Murex N.A., Ltd. Filed as Exhibit 10.1 to the registrant's quarterly report for the period ending September 30, 2001 on Form 10-QSB (Commission File 333-50568) and incorporated by reference herein.*
10.10	Purchase and Sale Agreement dated August 28, 2001, between Badger State Ethanol, LLC and ICM Marketing, Inc. Filed as Exhibit 10.2 to the registrant's quarterly report for the period ending September 30, 2001 on Form 10-QSB (Commission File 333-50568) and incorporated by reference herein.*
10.11	Construction Loan Agreement dated August 28, 2001, by and between Badger State Ethanol, LLC and First National Bank of Omaha. Filed as Exhibit 10.3 to the registrant's quarterly report for the period ending September 30, 2001 on Form 10-QSB (Commission File 333-50568) and incorporated by reference herein.

*
Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.

        Financial Statements.    An index to the financial statements included in this report appears at page F-1. The financial statements appear at page F-2 through F-10 of this report.

        Form 8-K.    None.

SIGNATURE

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2002	BADGER STATE ETHANOL, LLC
	By:	/s/ GARY L. KRAMER Gary L. Kramer President and General Manager

        In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

/s/ JOHN L. MALCHINE John L. Malchine	Chairman of the Board and Chief Executive Officer	March 26, 2002
/s/ GARY L. KRAMER Gary L. Kramer	Director, President and General Manager	March 26, 2002
/s/ JEFF ROSKAM Jeff Roskam	Director and Vice President	March 26, 2002
/s/ DAVID KOLSRUD David Kolsrud	Director and Secretary	March 26, 2002
/s/ DON ENDRES Don Endres	Director and Treasurer	March 26, 2002
/s/ WAYNE MITCHELL Wayne Mitchell	Director	March 26, 2002
/s/ ROBERT WRIGHT Robert Wright	Director	March 26, 2002

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Members
Badger State Ethanol, LLC

        We have audited the accompanying balance sheet of Badger State Ethanol, LLC (a development stage company) as of December 31, 2001, and the related statements of operations, members' equity, and cash flows for the year ended December 31, 2001, the period from May 11, 2000 (date of inception) to December 31, 2000, and the period from May 11, 2000 (date of inception) to December 31, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Badger State Ethanol, LLC (a development stage company) as of December 31, 2001, and the results of its operations and its cash flows for the year ended December 31, 2001, the period from May 11, 2000 (date of inception) to December 31, 2000, and the period from May 11, 2000 (date of inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON, LLP

Madison, Wisconsin
March 5, 2002

BADGER STATE ETHANOL, LLC

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

December 31, 2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,199,146
Interest receivable	9,298
Prepaid expenses	8,952

Total current assets	5,217,396
PROPERTY AND EQUIPMENT
Construction in progress	19,246,026
Office equipment	10,483

19,256,509
Less accumulated depreciation	1,152

19,255,357
DEFERRED FINANCING FEES	608,725

$25,081,478

LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$60,437
Accounts payable	81,499
Construction payable	4,594,152

Total current liabilities	4,736,088
LONG-TERM DEBT, less current maturities	3,367,898
COMMITMENTS AND CONTINGENCIES	—
MEMBERS' EQUITY
Member contributions	17,859,787
Deficit accumulated during the development stage	(882,295)

16,977,492

$25,081,478

The accompanying notes are an integral part of this statement.

BADGER STATE ETHANOL, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Year ended December 31, 2001	May 11, 2000 (date of inception) to December 31, 2000	May 11, 2000 (date of inception) to December 31, 2001
Revenue	$—	$—	$—
Operating expenses
Project coordinator	99,000	21,000	120,000
Organization costs	43,953	53,755	97,708
Professional fees	599,945	51,270	651,215
Office and administrative expenses	126,050	2,590	128,640
Miscellaneous	13,279	1,983	15,262

	882,227	130,598	1,012,825

Loss from operations	(882,227)	(130,598)	(1,012,825)
Interest income	130,530	—	130,530

Net loss	$(751,697)	$(130,598)	$(882,295)

Net loss per unit—basic and diluted	$(95)	$(101)	$(165)

Weighted average units outstanding	7,952	1,294	5,342

The accompanying notes are an integral part of these statements.

BADGER STATE ETHANOL, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF MEMBERS' EQUITY

	Class A		Class B		Class C
							Deficit accumulated during the development stage
	Members' units	Amount	Members' units	Amount	Members' units	Amount		Total
Balances at May 11, 2000 (date of inception)	—	$—	—	$—	—	$—	$—	$—
Issuance of members' Class C units	—	—	—	—	1,000	20,000	—	20,000
Issuance of members' Class B units	—	—	720	360,000	—	—	—	360,000
Costs related to issuance of members' units	—	—	—	(728)	—	(2,478)	—	(3,206)
Net loss	—	—	—	—	—	—	(130,598)	(130,598)

Balances at December 31, 2000	—	—	720	359,272	1,000	17,522	(130,598)	246,196
Issuance of members' Class A units	18,054	18,054,000	—	—	—	—	—	18,054,000
Costs related to issuance of members' units	—	(571,007)	—	—	—	—	—	(571,007)
Conversion of members' units	1,720	376,794	(720)	(359,272)	(1,000)	(17,522)	—	—
Net loss	—	—	—	—	—	—	(751,697)	(751,697)

Balances at December 31, 2001	19,774	$17,859,787	—	$—	—	$—	$(882,295)	$16,977,492

The accompanying notes are an integral part of these statements.

BADGER STATE ETHANOL, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Year ended December 31, 2001	May 11, 2000 (date of inception) to December 31, 2000	May 11, 2000 (date of inception) to December 31, 2001
Cash flows from operating activities
Net loss	$(751,697)	$(130,598)	$(882,295)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,152	—	1,152
Changes in operating assets and liabilities:
Interest receivable	(9,298)	—	(9,298)
Prepaid expenses	(8,952)	—	(8,952)
Accounts payable	6,731	50,378	81,499

Net cash used in operating activities	(762,064)	(80,220)	(817,894)
Cash flows from investing activities
Purchases of equipment and construction in progress	(14,647,124)	—	(14,647,124)
Cash flows from financing activities
Payments of financing fees	(608,725)	—	(608,725)
Proceeds from long-term debt financing	3,413,102	—	3,413,102
Proceeds from issuance of members' units	18,054,000	380,000	18,434,000
Cost of issuing members' units	(354,663)	(195,160)	(574,213)

Net cash provided by financing activities	20,503,714	184,840	20,664,164

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,094,526	104,620	5,199,146
Cash and cash equivalents at beginning of period	104,620	—	—

Cash and cash equivalents at end of period	$5,199,146	$104,620	$5,199,146

Supplemental disclosure of noncash investing and financing activities:
Construction payable for construction in progress	$4,594,152	$—	$4,594,152

Accounts payable for costs of raising capital	$—	$24,390	$—

Capitalized interest from long-term debt	$15,233	$—	$15,233

The accompanying notes are an integral part of these statements.

BADGER STATE ETHANOL, LLC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2001 and 2000

NOTE A—SUMMARY OF ACCOUNTING POLICIES

        Badger State Ethanol, LLC (the company) was formed May 11, 2000 to develop, construct and operate a 40 million gallon ethanol plant in the state of Wisconsin. The plant, currently under construction, is expected to be completed in 2002 and when completed will distribute ethanol to the upper Midwest states.

        Since formation, the company has been primarily involved in organizational activities, raising capital and construction of the plant. Planned operations, as described above, will not commence until completion of the plant. Accordingly, the company is considered to be in the development stage and the accompanying financial statements represent those of a development stage enterprise.

        A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

        1.    Use of Estimates

        In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        2.    Cash and Cash Equivalents

        For purposes of the statements of cash flows, the company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

        3.    Concentrations of Credit Risk

        The company's cash balances are maintained in bank depositories primarily at one financial institution and exceed federally insured limits.

        4.    Fair Value of Financial Instruments

        Cash and cash equivalents are valued at their carrying amounts, which approximate fair value. The fair value of all other financial instruments approximates cost as stated.

        5.    Property and Equipment

        Depreciation of property and equipment is provided in amounts sufficient to relate the cost of the related assets to operations over their estimated service lives of 5 years using the straight-line method. Construction in progress includes all expenditures directly related to the construction of the ethanol plant. These expenditures are recorded at cost and will be depreciated once construction is completed and the assets are placed into service. Total interest capitalized was $15,233 for the year ended December 31, 2001.

        6.    Deferred Financing Fees

        The costs related to the issuance of long-term debt are deferred and amortized to interest expense using a method that approximates the effective interest method over the term of the related debt. The term of the related long-term debt does not begin until completion of the plant construction.

        7.    Income Taxes

        No income tax provision has been included in the accompanying financial statements as net earnings or loss of the company is reportable by the respective members on their personal income tax returns.

        8.    Advertising Costs

        The company expenses advertising costs as incurred. Advertising costs of $19,284 were expensed to operations during the year ended December 31, 2001.

        9.    Recent Accounting Pronouncements

        The company does not expect that the adoption of recent accounting pronouncements will have a material impact on its financial statements.

NOTE B—LONG-TERM DEBT

        Long-term debt as of December 31, 2001 consists of an electric utility note payable that is collateralized by equipment, inventory and a guarantee by the City of Monroe. Interest, advanced as principal on the note payable, accrues monthly at 5.83% through the construction period ending on November 1, 2002 up to a maximum loan amount of $3,600,000. Monthly payments of principal and interest at 3% will begin November 1, 2002 based upon a ten year amortization with a balloon payment due on the maturity date of November 1, 2007. The amount outstanding on the electric utility note payable is $3,428,335 at December 31, 2001.

        Future maturities of long-term debt as of December 31, 2001 are as follows:

Year ending December 31,
2002	$60,437
2003	314,212
2004	323,769
2005	333,617
2006	343,764
2007	2,052,536

$3,428,335

NOTE C—MEMBERS' EQUITY

        As specified in the company's operating agreement, the company has three classes of member units: Class A, Class B, and Class C. During the period from May 11, 2000 (date of inception) to December 31, 2000, the company issued 1,000 Class C member units for $20 per unit and 720 Class B member units for $500 per unit. During the year ended December 31, 2001, the company issued 18,054 Class A member units for $1,000 per unit.

        Upon the closing of the Class A equity offering, all Class B member units (720) and Class C member units (1,000) converted to Class A units at the rate of one Class A unit for each Class B and C member unit held.

        The company has 19,774 Class A member units outstanding as of December 31, 2001 which resulted in total equity proceeds to the company of $18,434,000. Offering costs of $574,213 were incurred to raise the equity financing, which have been netted against equity proceeds resulting in a net members equity contribution of $17,859,787.

        All Class A member units have proportionate voting and income allocation rights.

NOTE D—RELATED PARTY

        From May 11, 2000 (date of inception) to December 31, 2001, the company incurred project coordinator and consulting fees of $120,000 with two members who are also directors and officers of the company. As of December 31, 2001, $72,000 was included in accounts payable.

        The company's general contractor and prime subcontractor are members of the company and have representatives on the company's Board of Directors. The prime subcontractor also has exclusive rights to market the company's Wet and Dried Distiller's Grains with Solubles. As of December 31, 2001, the company owed these members $4,594,152 for construction activities and have made payments to them of $14,630,597.

        The company's sole ethanol marketing company is a member and has a representative on the company's Board of Directors.

NOTE E—COMMITMENTS AND CONTINGENCIES

  Financing Agreements

        On August 28, 2001, the company entered into a $32,600,000 credit facility from a bank, consisting of $30,600,000 in long-term financing and a $2,000,000 revolving line of credit. The credit facility is collateralized by substantially all of the company's assets, including real property, equipment, receivables and inventories. When the proposed ethanol plant is complete and operating, the long-term financing will be amortized over ten years with a balloon payment due after five years and to be paid in quarterly payments including principal and interest. The interest rate of the term loan includes incentive pricing that is variable based upon the indebtedness to net worth ratio of the company. The terms also include a requirement to fix the interest rate on at least 50% of the term debt for not less than five years upon conversion from a construction loan to a term loan. There were no amounts outstanding under the credit facility as of December 31, 2001.

        The $2 million revolving line of credit is limited to the borrowing base collateral that is based upon 75% of the value of the inventory and allowable accounts receivable and has a variable interest rate. The revolving line of credit has a term of 364 days after funding.

  Marketing Agreements

        On August 8, 2001, the company entered into a seven year ethanol marketing agreement with a national ethanol marketing company for the exclusive rights to market all ethanol produced by the company. The ethanol marketing company is a member and has a representative on the company's Board of Directors. The company will pay a commission to the ethanol marketing company equal to a percentage of the sales price paid by the final customer less certain costs incurred by the ethanol marketing company.

        On August 8, 2001, the company also entered into a three-year marketing agreement with a company for the exclusive rights to market all of the Wet and Dried Distiller's Grains with Solubles (DGS) produced by the plant. The DGS marketing company is a prime subcontractor for the construction of the ethanol plant, a member, and has a representative on the Board of Directors. The company will pay a commission to the DGS marketing company equal to a percentage of the sales price paid by the final customer less certain costs incurred by the DGS marketing company.

  Construction and Transportation Agreements

        On July 11, 2001, the company executed a definitive design build contract with a general contractor to build the proposed ethanol plant. The company estimates that the total cost of construction will be approximately $44 million. The general contractor and prime subcontractor are members of the company and have representatives serving on the company's Board of Directors.

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

        The company entered into a multi-year agreement with a gas company to be the exclusive supplier of transportation for natural gas for the plant operations.

  State and Municipal Funding

        The company signed a development agreement to purchase approximately 25 acres of land in Monroe, Wisconsin for $1 under a tax increment financing arrangement. Pursuant to a May 29, 2001 amendment to the development agreement, title to the land was transferred to the company on the date the company closed its Class A member unit equity offering. The company is obligated to add improvements to the land of at least $7 million and to have the ethanol plant substantially completed by June 1, 2002.

        The city will also provide construction of municipal services such as road, sewer, water and site preparation. The company expects to finance these improvements from $1.6 million in tax increment financing from the city which will be repaid by the company through regular property taxes over a ten-year period. The agreement became effective upon closing of the offering and debt financing.

QuickLinks

PART I
  ITEM 1. DESCRIPTION OF BUSINESS
  ITEM 2. DESCRIPTION OF PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S MEMBERSHIP UNITS AND RELATED MEMBER MATTERS
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS
  ITEM 7. FINANCIAL STATEMENTS
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT
  ITEM 10. EXECUTIVE COMPENSATION
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURE
INDEX TO FINANCIAL STATEMENTS
BADGER STATE ETHANOL, LLC (A DEVELOPMENT STAGE COMPANY) BALANCE SHEET
BADGER STATE ETHANOL, LLC (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS
BADGER STATE ETHANOL, LLC (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF MEMBERS' EQUITY
BADGER STATE ETHANOL, LLC (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS
BADGER STATE ETHANOL, LLC (A DEVELOPMENT STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS December 31, 2001 and 2000