Form 10QSB
period 2002-03-31
BADGER STATE ETHANOL LLC
filed 2002-05-15
CIK 1128546

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED March 31, 2002
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

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        As of May 13, 2002, the Company has issued 19,774 Class A membership units.

        Transitional Small Business Disclosure Format: Yes ☐ No ☒

BADGER STATE ETHANOL, LLC
FORM 10-QSB QUARTERLY REPORT FOR THE QUARTER ENDED
March 31, 2002

TABLE OF CONTENTS

		Page
Part I—Financial Information
Item 1.	Financial Statements
	Condensed Balance Sheet at March 31, 2002	3
	Condensed Statements of Operations for the three months ended March 31, 2002 and 2001 and the period from May 11, 2000 (date of inception) to March 31, 2002	4
	Condensed Statements of Cash Flows for the three months ended March 31, 2002 and 2001 and the period from May 11, 2000 (date of inception) to March 31, 2002	5
	Notes to Condensed Financial Statements	6
Item 2.	Management's Discussion and Analysis and Plan of Operations	6
Part II—Other Information
Item 1.	Legal Proceedings	10
Item 2.	Changes in Securities and Use of Proceeds	10
Item 3.	Defaults Upon Senior Securities	10
Item 4.	Submission of Matters to a Vote of Security Holders	10
Item 5.	Other Information	10
Item 6.	Exhibits and Reports on Form 8-K	10
Signature		11

BADGER STATE ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
(Unaudited)

March 31, 2002
ASSETS
CURRENT ASSETS
Prepaid expenses	$189,600
PROPERTY AND EQUIPMENT
Construction in progress	30,062,208
Office equipment	10,483

30,072,691
Less accumulated depreciation	1,676

30,071,015
DEFERRED FINANCING FEES	608,725

$30,869,340

LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	60,437
Construction payable	7,718,655
Accounts payable and accrued expenses	219,475

Total current liabilities	7,998,567
LONG-TERM DEBT, less current maturities	6,008,921
COMMITMENTS AND CONTINGENCIES	—
MEMBERS' EQUITY
Member contributions	17,859,787
Deficit accumulated during the development stage	(997,935)

16,861,852

$30,869,340

The accompanying notes are an integral part of this condensed statement.

BADGER STATE ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31, 2002	Three months ended March 31, 2001	May 11, 2000 (date of inception) to March 31, 2002
Revenue	$—	$—	$—
Operating expenses
Project coordinator	9,000	9,000	129,000
Organization costs	11,074	19,341	108,782
Professional fees	67,657	38,581	718,872
Office and administrative expenses	29,955	1,199	158,595
Miscellaneous	4,431	941	19,693

	122,117	69,062	1,134,942

Loss from operations	(122,117)	(69,062)	(1,134,942)
Interest income	6,477	—	137,007

Net loss	$(115,640)	$(69,062)	$(997,935)

Net loss per unit—basic and diluted	$(6)	$(40)	$(138)

Weighted average units outstanding	19,774	1,720	7,225

The accompanying notes are an integral part of these condensed statements.

BADGER STATE ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31, 2002	Three months ended March 31, 2001	May 11, 2000 (date of inception) to March 31, 2002
Cash flows from operating activities
Net loss	$(115,640)	$(69,062)	$(997,935)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	524	—	1,676
Changes in operating assets and liabilities:
Interest receivable	9,298	—	—
Prepaid expenses	(180,648)	(2,570)	(189,600)
Accounts payable	137,976	60,793	219,475

Net cash used in operating activities	(148,490)	(10,839)	(966,384)
Cash flows from investing activities
Purchases of equipment and construction in progress	(7,691,679)	(3,419)	(22,354,036)
Cash flows from financing activities
Payments of financing fees	—	—	(608,725)
Proceeds from long-term debt financing	2,641,023	—	6,069,358
Proceeds from issuance of members' units	—	—	18,434,000
Cost of issuing members' units	—	(1,847)	(574,213)

Net cash provided by (used in) financing activities	2,641,023	(1,847)	23,320,420

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,199,146)	(16,105)	—
Cash and cash equivalents at beginning of period	5,199,146	104,620	—

Cash and cash equivalents at end of period	$—	$88,515	$—

Supplemental disclosure of noncash investing and financing activities:
Construction payable for construction in progress	$7,718,655	$—	$7,718,655

Accounts payable for costs of raising capital	$—	$122,689	$—

Capitalized interest from long-term debt	$64,888	$—	$80,121

The accompanying notes are an integral part of these condensed statements.

BADGER STATE ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2002

NOTE A—SUMMARY OF ACCOUNTING POLICIES

        Badger State Ethanol, LLC (the "Company") was formed May 11, 2000 to develop, construct and operate a 40 million gallon ethanol plant in the state of Wisconsin. The plant, currently under construction, is expected to be completed in 2002 and when completed will distribute ethanol to the upper Midwest states.

        Since formation, the Company has been primarily involved in organizational activities, raising capital and construction of the plant. Planned operations, as described above, will not commence until completion of the plant. Accordingly, the Company is considered to be in the development stage and the accompanying condensed financial statements represent those of a development stage enterprise.

        The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted as permitted by such rules and regulations. These condensed financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 2001 contained in the Company's annual Report on Form 10-KSB for 2001. In the opinion of management, the interim condensed financial statements reflect adjustments, consisting of normal recurring accruals, which are necessary to present fairly the Company's financial position, results of operations and cash flows for the periods indicated. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE B—SUBSEQUENT EVENT

        In April 2002, the Company entered into option contracts, traded through regulated commodity exchanges, related to the purchase of 1,000,000 bushels of corn expected to be used in the manufacturing process once the plant is completed. The Company uses derivative financial instruments to manage the exposure to price risk related to corn purchases. The Company does not enter into derivative instruments for any purpose other than cash flow hedging purposes. That is, the Company does not speculate using derivative instruments.

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

Overview

        We are a start-up company in the construction stage. We are building an ethanol plant and will engage in the production of ethanol and animal feed products in Monroe, Wisconsin. On August 28, 2001, we closed our initial public offering of Class A Units. We estimate that plant construction will be completed in September 2002. We have entered into a development agreement with the City of Monroe and purchased a site for $1 to construct the ethanol plant and for site improvements.

        On August 8, 2001, we entered into a seven year ethanol marketing agreement with Murex, N.A., LTD for the exclusive rights to market all of the ethanol produced from the plant. On August 8, 2001, we also entered into a three year marketing agreement with ICM Marketing, Inc. for the exclusive rights to market all the Dried Distiller's Grain with Soluble (DDGS) that the ethanol plant produces.

Plan of Operations for the Next 12 Months

        We expect to spend the next 12 months constructing and operating the ethanol plant. We expect to have sufficient cash available to cover our costs over the next 12 months, including construction, staffing, office, audit, legal, compliance costs and start up working capital costs. The following is our estimate of our costs and expenditures for the next 12 months. These estimates are based upon our general contractor, prime subcontractor and financial advisor's experience with other businesses. It is only an estimate and our actual expenses could be much higher due to a variety of factors described in our Form SB-2 registration statement under the section entitled "Risk Factors."

Construction and development costs:
Insurance	$226,500
General and administrative costs	378,000
Capitalized construction interest	1,461,112
Pre-production startup training costs	700,000
Initial inventories	1,730,000
Spare parts	300,000
Working capital	2,070,000
Railroad infrastructure costs	1,098,000
Construction in progress payments	17,988,972

Total construction and development costs	$25,952,584
Operating costs:
Cost of goods sold and direct production	$25,350,000
General and administration costs	817,600
Interest expense	1,570,000

Total operating costs	27,737,600

Total	$53,690,184

        We anticipate spending approximately $53.7 million over the next twelve months. We estimate that we will spend approximately $26.0 million during the next six months completing the construction and development phase of the project. These costs are projected to include $226,500 for directors and officers' insurance, builder's risk insurance, general commercial liability, worker's compensation and property insurance. We also expect to spend approximately $378,000 on general and administrative expenses, including managerial fees, out-of-pocket reimbursements and general office expenses. Interest on the construction loans will accrue as loan proceeds are advanced. We estimate to accrue approximately $1,461,112 of interest expense during the next six months that will be capitalized into the construction costs of the project. We will also spend approximately $1,098,000 to construct the railroad track infrastructure for rail access and switching and rail car parking. We have funded a majority of the land costs with tax increment financing from the City of Monroe and also expect to use grant proceeds from the Wisconsin Department of Commerce. We will spend a majority of our resources to design and build the ethanol plant. We expect to spend approximately $17.9 million on construction progress payments within the next six months. We expect these costs to include material and labor to construct the ethanol plant, grain and ethanol storage and handling facilities, drying facilities, offices and a cooling tower. We will also purchase and install ethanol production equipment, such as pumps, grinders and processing equipment, storage tanks, dryers, and conveyors. We will pay these costs by making monthly progress payments based upon the work completed and invoiced to us by our general contractor.

        We expect to fund our construction and development costs and expenditures for the next six months through proceeds from the capital raised from our equity financing described above, senior and subordinated debt financing (described below), our development agreement with Monroe, and a grant from the Wisconsin Department of Commerce. A $400,000 grant from the Wisconsin Department of Commerce, of which $300,000 will be used for site improvement and approximately $100,000 for training employees was approved on October 6, 2001.

        After the projected completion of the ethanol plant, estimated in approximately six months, the Company will begin processing operations. After the purchase of the initial raw materials inventory which is projected in the development costs, we expect to incur $27.7 million of projected operating costs during months 7 through 12 of the next year. We have projected to spend $25.4 million on direct cost of goods sold and production costs. We also expect to incur approximately $0.8 million for general and administration costs plus $1.57 million for interest expense during this six month period. We have projected to fund the operating costs for the first six months of operations with the sales of ethanol and dried distillers grain and solubles.

        During the next six months we plan on hiring 31 employees needed to operate the ethanol facility. We intend to hire staff only for the direct operations and administration of our ethanol business, such as production, shipping, and receiving. We do not intend to hire a sales staff to market our products. We intend to rely on third-party marketing arrangements, and pay commissions to marketing agents to market and sell our products.

Liquidity and Capital Resources

        As of March 31, 2002, we had current assets of $189,600 and total assets of $30,869,340. As of March 31, 2002, we had current liabilities totaling $7,998,567, an accumulated deficit of $997,935 and members' contributions, net of the cost of raising capital, of $17,859,787.

        For the three months ended March 31, 2002, we had no revenues. Our net losses for the three months ended March 31, 2002 totaled $115,640. Cash flows used for operating activities for the three months ended March 31, 2002, was $148,490. These cash flows were used primarily to fund salaries, office and administrative expenses, consulting, legal, insurance costs, and permitting fees. During the three months ended March 31, 2002, our prepaid expenses increased by $180,648 and our accounts payable increased by $137,976. Cash used for investing activities includes purchases of equipment and construction costs totaling $7,691,679. For the three months ended March 31, 2002, we received net proceeds from long-term debt borrowings totaling $2,641,023.

        We are still in the development stage and are in the process of constructing an ethanol plant. Until the ethanol plant is complete and operating, which is projected to be in September, 2002, we will generate no revenue. Management anticipates that accumulated losses will continue to increase until the ethanol plant is operating.

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

        None.

Item 3:    Defaults Upon Senior Securities

        None.

Item 4:    Submission of Matters to a Vote of Securities Holders

        None.

Item 5:    Other Information

        None.

Item 6:    Exhibits and Reports on Form 8-K

  a.
  Exhibits

  b.
  Reports on Form 8-K

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BADGER STATE ETHANOL, LLC
Date: May 13, 2002	By:	/s/ GARY L. KRAMER Gary L. Kramer President and General Manager (principal financial officer)

QuickLinks

TABLE OF CONTENTS
CONDENSED BALANCE SHEET
CONDENSED STATEMENTS OF OPERATIONS
CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED FINANCIAL STATEMENTS
  Item 2: Management's Discussion and Analysis and Plan of Operations
PART II: OTHER INFORMATION
  Item 1: Legal Proceedings
  Item 2: Changes in Securities and Use of Proceeds
  Item 3: Defaults Upon Senior Securities
  Item 4: Submission of Matters to a Vote of Securities Holders
  Item 5: Other Information
  Item 6: Exhibits and Reports on Form 8-K
SIGNATURES