Form 10QSB
period 2002-06-30
BADGER STATE ETHANOL LLC
filed 2002-08-14
CIK 1128546

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED June 30, 2002

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
June 30, 2002

TABLE OF CONTENTS

Page
Part I—Financial Information
Item 1. Financial Statements
Condensed Balance Sheet at June 30, 2002	3
Condensed Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months ended June 30, 2002 and 2001 and the period from May 11, 2000 (date of inception) to June 30, 2002	4
Condensed Statements of Cash Flows for the Six Months ended June 30, 2002 and 2001 and the period from May 11, 2000 (date of inception) to June 30, 2002	5
Notes to Condensed Financial Statements	6
Item 2. Management's Discussion and Analysis and Plan of Operations	7
Part II—Other Information
Item 6. Exhibits and Reports on Form 8-K	11
Signature	12
Exhibits

BADGER STATE ETHANOL, LLC

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

(Unaudited)

June 30, 2002
ASSETS
CURRENT ASSETS
Cash	$19,294
Prepaid expenses	29,699
Hedge contracts	1,097,138

Total current assets	1,146,131
PROPERTY AND EQUIPMENT
Construction in progress	39,084,475
Office equipment	10,483

39,094,958
Less accumulated depreciation	2,200

39,092,758
DEFERRED FINANCING FEES	613,265

$40,852,154

LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	60,437
Construction payable	4,712,200
Accounts payable and accrued expenses	193,640

Total current liabilities	4,966,277
LONG-TERM DEBT, less current maturities	18,743,754
COMMITMENTS AND CONTINGENCIES	—
MEMBERS' EQUITY
Member contributions	17,859,787
Deficit accumulated during the development stage	(1,238,627)
Accumulated other comprehensive income	520,963

17,142,123

$40,852,154

The accompanying notes are an integral part of this condensed statement.

BADGER STATE ETHANOL, LLC

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended		Six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001	May 11, 2000 (date of inception) to June 30, 2002
Revenue	$—	$—	$—	$—	$—
Operating expenses
Project coordinator	9,000	9,000	18,000	18,000	138,000
Organization costs	8,760	18,438	19,834	37,780	117,542
Professional fees	24,764	82,727	92,421	121,308	743,636
Office and administrative expenses	65,880	25,730	95,835	26,929	224,475
Hedge contracts	123,200	—	123,200	—	123,200
Miscellaneous	9,132	3,800	13,563	4,740	28,825

	240,736	139,695	362,853	208,757	1,375,678

Loss from operations	(240,736)	(139,695)	(362,853)	(208,757)	(1,375,678)
Interest income	44	93	6,521	93	137,051

Net loss	(240,692)	(139,602)	(356,332)	(208,664)	(1,238,627)
Unrealized gain on cash flow hedges	520,963	—	520,963	—	520,963

Comprehensive income (loss)	$280,271	$(139,602)	$164,631	$(208,664)	$(717,664)

Net loss per unit—basic and diluted	$(12.17)	(81.16)	$(18.02)	$(121.32)	$(142.58)

Weighted average units outstanding	19,774	1,720	19,774	1,720	8,687

The accompanying notes are an integral part of these condensed statements.

BADGER STATE ETHANOL, LLC

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2002	Six months ended June 30, 2001	May 11, 2000 (date of inception) to June 30, 2002
Cash flows from operating activities
Net loss	$(356,332)	$(208,664)	$(1,238,627)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,048	384	2,200
Changes in operating assets and liabilities:
Interest receivable	9,298	—	—
Prepaid expenses	(20,747)	(3,006)	(29,699)
Hedge contracts	(576,175)		(576,175)
Accounts payable	230,189	109,389	311,688

Net cash used in operating activities	(712,719)	(101,897)	(1,530,613)
Cash flows from investing activities
Purchases of equipment and construction in progress	(19,838,449)	(7,694)	(34,485,573)
Cash flows from financing activities
Payments of financing fees	(4,540)	(12,406)	(613,265)
Proceeds from long-term debt financing	15,375,856	50,000	18,788,958
Proceeds from issuance of members' units	—	—	18,434,000
Cost of issuing members' units	—	—	(574,213)

Net cash provided by financing activities	15,371,316	37,594	36,035,480

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,179,852)	(71,997)	19,294
Cash and cash equivalents at beginning of period	5,199,146	104,620	—

Cash and cash equivalents at end of period	$19,294	$32,623	$19,294

Supplemental disclosure of noncash investing and financing activities:
Construction payable for construction in progress	$4,712,200	$—	$4,712,200

Accounts payable for costs of raising capital	$—	$225,511	$—

Accumulated other comprehensive income	$(520,963)	$—	$(520,963)

Capitalized interest from long-term debt	$290,492	$—	$305,725

The accompanying notes are an integral part of these condensed statements.

BADGER STATE ETHANOL, LLC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2002

NOTE A—SUMMARY OF ACCOUNTING POLICIES

        Badger State Ethanol, LLC (the company) was formed May 11, 2000 to develop, construct and operate a 40 million gallon ethanol plant in the state of Wisconsin. The plant currently under construction is expected to be completed in September 2002 and when completed will distribute ethanol to the upper Midwest states.

        Since formation, the company has been primarily involved in organizational activities, raising capital and construction of the plant. Planned operations, as described above, will not commence until completion of the plant. Accordingly, the company is considered to be in the development stage and the accompanying condensed financial statements represent those of a development stage company.

        The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These condensed financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the company's audited financial statements for the year ended December 31, 2001 contained in the company's annual Report on Form 10-KSB for 2001. In the opinion of management, the interim condensed financial statements reflect adjustments, consisting of normal recurring accruals, which are necessary to present fairly the company's financial position, results of operations and cash flows for the periods indicated. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE B—DERIVATIVE INSTRUMENTS

        The company enters into option and future contracts, which are designated as hedges of specific volumes of corn expected to be used in the manufacturing process once the plant is completed. The company uses derivative financial instruments to manage the exposure to price risk related to corn purchases. The company does not typically enter into derivative instruments for any purpose other than cash flow hedging purposes. The option and future contracts are recognized on the June 30, 2002 balance sheet at their fair value. On the date the option or future contracts are entered into, the company designates the option or future contract as a hedge of variable cash flows of certain forecasted purchases of corn used in the manufacturing process ("a cash flow" hedge). The company formally documents all relationships between the option and future contracts which serve as the hedging instruments and the hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all option and future contracts that are designated as cash flow hedges to specific forecasted transactions. The company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the option and futures contracts that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that an option or futures contract is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the company discontinues hedge accounting prospectively.

        Changes in the fair value of option and future contracts that are highly effective and that are designated and qualify as cash flow hedges are recorded in other comprehensive income and recognized in the statement of operations when the finished goods produced using the hedged item are sold.

        The company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated or exercised, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. When hedge accounting is discontinued, the company continues to carry the derivative at its fair value on the balance sheet, and recognizes any changes in its fair value in earnings.

        The company has recorded an asset related to hedge contracts at June 30, 2002 of $1,097,138. The company has recorded $123,200 of expense included within the three and six month periods ended June 30, 2002 and the period from May 11, 2000 (date of inception) to June 30, 2002 related to option contracts and hedging activities.

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

Overview

        We are a start-up company in the construction stage. We are building an ethanol plant and will engage in the production of ethanol and animal feed products in Monroe, Wisconsin. We estimate that the project will be completed in September 2002.

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

Construction and development costs:
Insurance	$60,000
General and administrative costs	150,000
Capitalized construction interest	500,000
Pre-production startup training costs	700,000
Initial inventories	1,730,000
Spare parts	300,000
Working capital	2,070,000
Railroad infrastructure costs	432,000
Construction in progress payments	12,931,000

Total construction and development costs	$18,873,000
Operating costs:
Cost of goods sold and direct production	$38,014,000
General and administration costs	1,226,000
Interest expense	2,348,000

Total operating costs	$41,588,000

Total	$60,461,000

        We anticipate spending approximately $60.5 million over the next twelve months. We estimate that we will spend approximately $18.9 million during the next three months completing the construction and development phase of the project. These costs are projected to include $60,000 for directors and officers' insurance, builder's risk insurance, general commercial liability, worker's compensation and property insurance. We also expect to spend approximately $150,000 on general and administrative expenses, including managerial fees, out-of-pocket reimbursements and general office expenses. Interest on the construction loans will accrue as loan proceeds are advanced. We estimate to accrue approximately $500,000 of interest expense during the next three months that will be capitalized into the construction costs of the project. We also expect to spend approximately $432,000 to construct the railroad track infrastructure for rail access and switching and rail car parking. We have funded a majority of the land costs with tax increment financing from the City of Monroe and also expect to use grant proceeds from the Wisconsin Department of Commerce. We anticipate spending a majority of our resources to design and build the ethanol plant. We expect to spend approximately $12.9 million on construction progress payments within the next three months. We expect these costs to include material and labor to construct the ethanol plant, grain and ethanol storage and handling facilities, drying facilities, offices and a cooling tower. We also expect to purchase and install ethanol production equipment, such as pumps, grinders and processing equipment, storage tanks, dryers, and conveyors. We plan to pay these costs by making monthly progress payments based upon the work completed and invoiced to us by our general contractor.

        We expect to fund our construction and development costs and expenditures for the next three months through cash on hand, senior and subordinated debt financing, our development agreement with Monroe, and a grant from the Wisconsin Department of Commerce. A $400,000 grant from the Wisconsin Department of Commerce, of which $300,000 will be used for site improvement and approximately $100,000 for training employees was approved on October 6, 2001.

        After the projected completion of the ethanol production facility, estimated in approximately three months, the Company will begin processing operations. After the purchase of the initial raw materials inventory which is projected in the development costs, we expect to incur $41.6 million of operating costs during the first nine months of operation. We have projected to spend $38 million on direct cost of goods sold and production costs. We also expect to incur approximately $1.2 million for general and administration costs plus $2.3 million for interest expense during this nine month period. We have projected to fund the operating costs for the first nine months of operations with the sales of ethanol and dried distillers grain and solubles.

        During the next three months we plan on hiring approximately 31 employees needed to operate the ethanol facility. We intend to hire staff only for the direct operations and administration of our ethanol business, such as production, shipping, and receiving. We do not intend to hire a sales staff to market our products. We intend to rely on third-party marketing arrangements, and pay commissions to marketing agents to market and sell our products.

Liquidity and Capital Resources

        As of June 30, 2002, we had cash of $19,294, current assets of $1,146,131 and total assets of $40,852,154. The current assets include an investment in corn hedge contracts totaling $1,097,138.    As of June 30, 2002, we had current liabilities totaling $4,966,277. The components of Members' Equity were comprised of an accumulated deficit of $1,238,627 and member's contributions, net of the cost of raising capital, of $17,859,787. Also included in Members' Equity is accumulated other comprehensive income of $520,963 as a result of recording the change in the fair value of the option and future contracts designated as cash flow hedges for specific volumes for corn expected to be used in the manufacturing process. Realized gains and losses for the option and futures contracts will be recognized in the statement of operations when the finished goods produced using the hedged item are sold.

        For the six months ended June 30, 2002, we had no revenues. Our net losses for the six months ended June 30, 2002 totaled $356,332. Cash flows used for operating activities for the six months ended June 30, 2002, was $712,719. These cash flows were used primarily to fund salaries, office and administrative expenses, consulting, legal, and insurance costs. During the six months ended June 30, 2002, our prepaid expenses increased by $20,747, cash paid for hedge contracts was $576,175 and our accounts payable decreased by $230,189. Cash used for investing activities includes purchases of equipment and construction costs totaling $19,838,449. For the six months ended June 30, 2002, we received net proceeds from long-term debt borrowings totaling $15,375,856.

        We are still in the development stage and are in the process of constructing an ethanol plant. Until the ethanol plant is complete and operating, which is projected to be in approximately three months, we will generate no revenue. Management anticipates that accumulated losses will continue to increase until the ethanol plant is operating.

        We estimate that the total construction cost for the ethanol plant will be approximately $43.8 million. On August 28, 2001, we entered into a $32.6 million credit facility with First National Bank of Omaha consisting of $30.6 million in long-term financing and a $2 million revolving line of credit. The credit facility is secured by substantially all of our assets. When the ethanol plant is complete and operating, we anticipate converting the construction loan senior debt into a term loan, amortized over ten years with a balloon payment due after five years and to be paid in quarterly payments including principal and interest. The interest rate of the term loan includes incentive pricing that is variable based upon the indebtedness to net worth ratio of the Company. The terms also include a requirement to fix the interest rate on at least 50% of the term debt for not less than five years upon conversion from a construction loan to a term loan. The $2 million revolving line of credit is limited to the borrowing base collateral, which is based upon 75% of the value of the inventory and allowable accounts receivable, and has a variable interest rate. The revolving line of credit has a term of 364 days after funding and is expected to renew annually. We anticipate that we will require access to the revolving line during the first year of operation, and at least a portion of the second year, before generating sufficient surplus cash flow to finance inventories and receivables. The term loan and the revolving line of credit agreements contain restrictions and financial covenants the Company will be subject to during the term of the agreements.

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

        The following tables show updated sources and uses of our liquidity relating to the construction and start-up of our business.

Sources of Funds:
Equity	$18,054,000
Seed capital	380,000
Senior debt	30,600,000
Revolving line of credit	2,000,000
Subordinated debt	3,600,000
Tax increment financing	1,600,000
Department of Commerce grant(1)	400,000
Total Sources of Funds	$56,634,000
Uses of Funds:
Expected maximum contract price	$43,800,000
Railroad infrastructure costs	1,098,000
Land and infrastructure	2,000,000
Insurance costs	226,500
Organization costs	378,000
Start-up costs	700,000
Capitalized interest	1,526,000
Working capital needs	3,800,000
Financing costs	1,200,000
Offering costs	574,000
Contingency	1,331,500
Total Uses of Funds	$56,634,000

(1)
This grant will provide up to $300,000 for development costs and up to approximately $100,000 to establish a training program for employees.

PART II: OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

  a.
  Exhibits

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BADGER STATE ETHANOL, LLC
Date: August 14, 2002	By:	/s/ GARY L. KRAMER Gary L. Kramer President and General Manager (principal financial officer)

QuickLinks

BADGER STATE ETHANOL, LLC FORM 10-QSB QUARTERLY REPORT FOR THE QUARTER ENDED June 30, 2002 TABLE OF CONTENTS
  Item 2: Management's Discussion and Analysis and Plan of Operations
PART II: OTHER INFORMATION
  Item 6: Exhibits and Reports on Form 8-K
SIGNATURES