Form 10-Q
period 2002-09-30
BADGER STATE ETHANOL LLC
filed 2002-11-14
CIK 1128546

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED September 30, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 333-50568

BADGER STATE ETHANOL, LLC.
(Exact name of registrant as specified in its charter)

WISCONSIN (State or other jurisdiction of incorporation or organization)	39-1996522 (IRS Employer Identification No.)
820 West 17th Street Monroe, Wisconsin 53566 (Address of principal executive offices)
(608) 329-3900 (Issuer's telephone number, including area code)
2443 Bethel Road, Monroe, Wisconsin, 53566 (Former name, former address and former fiscal year, if changed since last report)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of November 14, 2002, the Company has issued 19,774 Class A membership units.

        Transitional Small Business Disclosure Format: Yes ☐    No ☒

BADGER STATE ETHANOL, LLC
FORM 10-QSB QUARTERLY REPORT FOR THE QUARTER ENDED
September 30, 2002

TABLE OF CONTENTS

Page
Part I—Financial Information
Item 1. Financial Statements
Condensed Balance Sheet at September 30, 2002	3
Condensed Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months ended September 30, 2002 and 2001 and the period from May 11, 2000 (date of inception) to September 30, 2002	4
Condensed Statements of Cash Flows for the Nine Months ended September 30, 2002 and 2001 and the period from May 11, 2000 (date of inception) to September 30, 2002	5
Notes to Condensed Financial Statements	6
Item 2. Management's Discussion and Analysis and Plan of Operations	7
Part II—Other Information
Item 6. Exhibits and Reports on Form 8-K	11
Signature	12
Exhibits

BADGER STATE ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
(Unaudited)

September 30, 2002
ASSETS
CURRENT ASSETS
Cash	$81,883
Inventory	113,726
Prepaid expenses	723,701
Fair value of derivative contracts	1,827,479

Total current assets	2,746,789
PROPERTY AND EQUIPMENT
Construction in progress	44,845,321
Office equipment	8,853

44,854,174
Less accumulated depreciation	2,236

44,851,938
DEFERRED FINANCING FEES	626,374

$48,225,101

LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	60,437
Construction payable	3,048,300
Accounts payable and accrued expenses	215,035

Total current liabilities	3,323,772
LONG-TERM DEBT, less current maturities	27,198,567
COMMITMENTS AND CONTINGENCIES	—
MEMBERS' EQUITY
Member contributions	17,859,787
Deficit accumulated during the development stage	(1,751,017)
Accumulated other comprehensive income	1,593,992

17,702,762

$48,225,101

The accompanying notes are an integral part of this condensed statement.

 BADGER STATE ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended		Nine months ended
					May 11, 2000 (date of inception) to September 30, 2002
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Revenue	$—	$—	$—	$—	$—
Operating expenses
Project coordinator	3,000	12,000	21,000	30,000	141,000
Organization costs	18,235	—	38,069	37,779	135,777
Professional fees	36,106	464,923	128,527	586,232	779,742
Office and administrative expenses	197,979	80,647	293,814	107,576	422,454
Derivative contracts	205,939	—	329,139	—	329,139
Other	51,131	2,167	64,694	6,907	79,956

	512,390	559,737	875,243	768,494	1,888,068

Loss from operations	(512,390)	(559,737)	(875,243)	(768,494)	(1,888,068)
Interest income	—	86,247	6,521	86,340	137,051

Net loss	(512,390)	(473,490)	(868,722)	(682,154)	(1,751,017)
Unrealized gain on derivative contracts	1,073,029	—	1,593,992	—	1,593,992

Comprehensive income (loss)	$560,639	$(473,490)	$725,270	$(682,154)	$(157,025)

Net loss per unit—basic and diluted	$(25.91)	$(56.77)	$(43.93)	$(173.71)	$(177.68)

Weighted average units outstanding	19,774	8,340	19,774	3,927	9,855

The accompanying notes are an integral part of these condensed statements.

BADGER STATE ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30, 2002	Nine months ended September 30, 2001	May 11, 2000 (date of inception) to September 30, 2002
Cash flows from operating activities
Net loss	$(868,722)	$(682,154)	$(1,751,017)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,491	768	2,643
Other	1,223	—	1,223
Changes in operating assets and liabilities:
Interest receivable	9,298	(30,365)	—
Inventory	(113,726)	—	(113,726)
Prepaid expenses	(714,749)	(7,132)	(723,701)
Derivative contracts	(233,487)	—	(233,487)
Accounts payable and accrued expenses	133,536	5,126	215,035

Net cash used in operating activities	(1,785,136)	(713,757)	(2,603,030)
Cash flows from investing activities
Purchases of equipment and construction in progress	(26,524,403)	(5,030,000)	(41,171,527)
Cash flows from financing activities
Payments of financing fees	(17,649)	(566,000)	(626,374)
Proceeds from long-term debt financing	23,209,925	—	26,623,027
Proceeds from issuance of members' units	—	18,054,000	18,434,000
Cost of issuing members' units	—	(354,663)	(574,213)

Net cash provided by financing activities	23,192,276	17,133,337	43,856,440

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,117,263)	11,389,580	81,883
Cash and cash equivalents at beginning of period	5,199,146	104,620	—

Cash and cash equivalents at end of period	$81,883	$11,494,200	$81,883

Supplemental disclosure of noncash investing and financing activities:
Construction payable for construction in progress	$3,048,300	$2,375,326	$3,048,300

Accumulated other comprehensive income	$1,593,992	$—	$1,593,992

Capitalized interest from long-term debt	$620,744	$—	$635,977

The accompanying notes are an integral part of these condensed statements.

BADGER STATE ETHANOL, LLC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2002

NOTE A—SUMMARY OF ACCOUNTING POLICIES

        Badger State Ethanol, LLC (the company) was formed May 11, 2000 to develop, construct and operate a 40 million gallon ethanol plant in the state of Wisconsin. Production at the plant began in October 2002 and ethanol is currently being distributed to upper Midwest states.

        Since formation and through September 30, 2002, the company has been primarily involved in organizational activities, raising capital and construction of the plant. Planned operations, as described above, commenced in October 2002. Accordingly, as of September 30, 2002, the company is considered to be in the development stage and the accompanying condensed financial statements represent those of a development stage company.

        The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These condensed financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the company's audited financial statements for the year ended December 31, 2001 contained in the company's annual Report on Form 10-KSB for 2001. In the opinion of management, the interim condensed financial statements reflect adjustments, consisting of normal recurring accruals, which are necessary to present fairly the company's financial position, results of operations and cash flows for the periods indicated. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

        DERIVATIVE INSTRUMENTS—The company enters into options and futures contracts, which are designated as hedges of specific volumes of corn expected to be used in the manufacturing process once the plant is completed. The company uses derivative financial instruments to manage the exposure to price risk related to corn purchases. The company does not typically enter into derivative instruments other than for hedging purposes. The options and futures contracts are recognized on the September 30, 2002 balance sheet at their fair value. The company formally documents all relationships between the options and futures contracts which serve as the hedging instruments and the hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all options and futures contracts that are designated as hedges to the specific transaction or item being hedged. The company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the options and futures contracts that are used in hedging transactions are highly effective in offsetting changes in the hedged items. When it is determined that an option or futures contract is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the company discontinues hedge accounting prospectively.

        Changes in the fair value of options and futures contracts that are highly effective and that are designated and qualify as cash flow hedges are recorded in other comprehensive income and recognized in the statement of operations when the finished goods produced using the hedged item are sold.

        The company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the hedged item, the derivative expires or is sold, terminated or exercised, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. When hedge accounting is discontinued, the company continues to carry the derivative at its fair value on the balance sheet, and recognizes any changes in its fair value in earnings.

        The company has recorded an asset related to its options and futures contracts at September 30, 2002 of $1,827,479. The company has recorded $205,939 and $329,139, respectively, of expense included within the three and nine month periods ended September 30, 2002 and $329,139 of expense for the period from May 11, 2000 (date of inception) to September 30, 2002 related to its options and futures contracts.

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

Overview

        We were formed in May 2000 to develop, construct and operate a 40 million gallon ethanol plant and engage in the production of ethanol and animal feed products in Monroe, Wisconsin. We substantially completed construction of the plant, and began production, in October 2002 and are currently distributing ethanol to upper Midwest states.

Plan of Operations for the Next 12 Months

        We expect to spend the next 12 months completing construction and continuing to operate the ethanol plant. We expect to have sufficient cash available to cover our costs over the next 12 months, including construction, staffing, office, audit, legal, compliance costs and start up working capital costs. The following is our estimate of our costs and expenditures for the next 12 months. These estimates are based upon our general contractor, prime subcontractor and financial advisor's experience with other businesses. It is only an estimate and our actual expenses could be much higher due to a variety of factors described in our Form SB-2 registration statement under the section entitled "Risk Factors."

Construction and development costs:
Insurance	$120,000
General and administrative costs	0
Capitalized construction interest	120,000
Pre-production startup training costs	62,500
Initial inventories	2,400,000
Spare parts	300,000
Working capital	2,000,000
Railroad infrastructure costs	16,000
Construction in progress payments	4,700,000

Total construction and development costs	$9,718,500
Operating costs:
Cost of goods sold and direct production	$56,700,000
General and administration costs	3,317,000
Interest expense	2,348,000

Total operating costs	$62,365,000

Total	$72,083,500

        We anticipate spending approximately $72.1 million over the next twelve months. We estimate that we will spend approximately $9.7 million during the next three months completing the construction and development phase of the project. These costs are projected to include $120,000 for directors and officers' insurance, builder's risk insurance, general commercial liability, worker's compensation and property insurance. Interest on the construction loans will accrue as loan proceeds are advanced. We estimate to accrue approximately $120,000 of interest expense during the next three months that will be capitalized into the construction costs of the project. We also expect to spend approximately $16,000 to complete construction of the railroad track infrastructure for rail access and switching and rail car parking. We have funded a majority of the land costs with tax increment financing from the City of Monroe and also expect to use grant proceeds from the Wisconsin Department of Commerce. We anticipate spending a majority of our resources to operate the ethanol plant. We expect to spend approximately $4.7 million on construction progress payments within the next three months. We expect these costs to include material and labor to construct the ethanol plant, grain and ethanol storage and handling facilities, drying facilities, offices and a cooling tower. We also expect to purchase and install ethanol production equipment, such as pumps, grinders and processing equipment, storage tanks, dryers, and conveyors. We plan to pay these costs by making monthly progress payments based upon the work completed and invoiced to us by our general contractor. Included in these payments will be the retainage of $2.19 million as the construction phase is completed.

        We expect to fund our construction and development costs and expenditures for the next three months through cash on hand, senior and subordinated debt financing, our development agreement with Monroe, and a grant from the Wisconsin Department of Commerce. A $362,500 grant from the Wisconsin Department of Commerce, of which $300,000 will be used for site improvement and approximately $62,500 for training employees was approved on October 6, 2001.

        After the purchase of the initial raw materials inventory which is projected in the development costs, we expect to incur $62.4 million of operating costs during the first twelve months of operation. We have projected to spend $56.7 million on direct cost of goods sold and production costs. We also expect to incur approximately $3.3 million for general and administration costs plus $2.3 million for interest expense during this twelve month period. We have projected to fund the operating costs for the first twelve months of operations with the sales of ethanol and dried distillers grain and solubles.

        We have hired approximately 31 employees needed to operate the ethanol facility. We have hired staff for the direct operations and administration of our ethanol business, such as production, shipping, and receiving. We have hired one sales representative to market our feed products. We also intend to rely on third-party marketing arrangements, and pay commissions to marketing agents to market and sell our products.

Liquidity and Capital Resources

        As of September 30, 2002, we had cash of $81,883, current assets of $2,746,789 and total assets of $48,225,101. The current assets include an investment in corn options and futures contracts totaling $1,827,479. As of September 30, 2002, we had current liabilities totaling $3,323,772. The components of Members' Equity were comprised of an accumulated deficit of $1,751,017 and member's contributions, net of the cost of raising capital, of $17,859,787. Also included in Members' Equity is accumulated other comprehensive income of $1,593,992 as a result of recording the change in the fair value of the options and futures contracts designated as cash flow hedges for specific volumes for corn expected to be used in the manufacturing process. Realized gains and losses for the options and futures contracts will be recognized in the statement of operations when the finished goods produced using the hedged item are sold.

        For the nine months ended September 30, 2002, we had no revenues. Our net losses for the nine months ended September 30, 2002 totaled $868,722. Cash flows used for operating activities for the nine months ended September 30, 2002, was $1,785,136. These cash flows were used primarily to fund salaries, office and administrative expenses, consulting, legal, and insurance costs. During the nine months ended September 30, 2002, our prepaid expenses increased by $714,749 which included approximately $704,000 to hold the contract price on 305,000 bushels of corn. Cash paid for hedge contracts was $233,487 and our accounts payable decreased by $133,536. Cash used for investing activities includes purchases of equipment and construction costs totaling $26,524,403. For the nine months ended September 30, 2002, we received net proceeds from long-term debt borrowings totaling $23,209,925.

        We estimate that the total construction cost for the ethanol plant will be approximately $43.8 million. On August 28, 2001, we entered into a $32.6 million credit facility with First National Bank of Omaha consisting of $30.6 million in long-term financing and a $2 million revolving line of credit. The credit facility is secured by substantially all of our assets. When the ethanol plant is complete and operating, we anticipate converting the construction loan senior debt into a term loan, amortized over ten years with a balloon payment due after five years and to be paid in quarterly payments including principal and interest. The interest rate of the term loan includes incentive pricing that is variable based upon the indebtedness to net worth ratio of the Company. The terms also include a requirement to fix the interest rate on at least 50% of the term debt for not less than five years upon conversion from a construction loan to a term loan. The $2 million revolving line of credit has been increased to $3.5 million and is limited to the borrowing base collateral, which is based upon 75% of the value of the inventory and allowable accounts receivable, and has a variable interest rate. The revolving line of credit has a term of 364 days after funding and is expected to renew annually. We anticipate that we will require access to the revolving line during the first year of operation, and at least a portion of the second year, before generating sufficient surplus cash flow to finance inventories and receivables. The term loan and the revolving line of credit agreements contain restrictions and financial covenants the Company will be subject to during the term of the agreements.

        On August 22, 2001, we entered into a subordinated credit facility of $3.6 million from Alliant Energy—Wisconsin Power and Light Company to finance the electrical infrastructure and other construction needs. The terms of credit facility include a fixed interest rate with payments that include principal and interest which amortize the loan over seven years and mature with a balloon payment due in five years. On July 10, 2001 the City of Monroe passed a resolution authorizing a loan guarantee of the repayment obligations of the subordinated credit facility from Alliant Energy. We are also relying upon $1.6 million in tax increment financing from Monroe to fund improvements to the site. A $362,500 grant from the Wisconsin Department of Commerce, of which $300,000 will be used for site improvement and approximately $62,500 for training employees, was approved on October 6, 2001.

        The following tables show updated sources and uses of our liquidity relating to the construction and start-up of our business.

Sources of Funds:
Equity	$18,054,000
Seed capital	380,000
Senior debt	30,600,000
Revolving line of credit	3,500,000
Subordinated debt	3,600,000
Tax increment financing	1,600,000
Department of Commerce grant(1)	362,500
Total Sources of Funds	$58,096,500
Uses of Funds:
Expected maximum contract price	$43,800,000
Railroad infrastructure costs	1,098,000
Land and infrastructure	2,000,000
Insurance costs	226,500
Organization costs	378,000
Start-up costs	2,973,500
Capitalized interest	715,000
Working capital needs	3,800,000
Financing costs	1,200,000
Offering costs	574,000
Contingency	1,331,500

Total Uses of Funds	$58,096,500

(1)
This grant will provide up to $300,000 for development costs and up to approximately $62,500 to establish a training program for employees.

Subsequent Events

        Subsequent to September 30, 2002, Badger State Ethanol, LLC substantially completed the construction of the ethanol plant and commenced the production of ethanol, dried distillers grain and wet distillers grain. Corn grinding was started on October 15, 2002 and the first load of ethanol was shipped by truck on October 23, 2002.

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

BADGER STATE ETHANOL, LLC
DATE: NOVEMBER 14, 2002	BY:	/S/ GARY L. KRAMER Gary L. Kramer President and General Manager (principal financial officer)

QuickLinks

BADGER STATE ETHANOL, LLC FORM 10-QSB QUARTERLY REPORT FOR THE QUARTER ENDED September 30, 2002
TABLE OF CONTENTS
BADGER STATE ETHANOL, LLC (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEET (Unaudited)
BADGER STATE ETHANOL, LLC (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
BADGER STATE ETHANOL, LLC (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
BADGER STATE ETHANOL, LLC (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED FINANCIAL STATEMENTS September 30, 2002
PART II: OTHER INFORMATION
SIGNATURES