Form 10KSB
period 2002-12-31
BADGER STATE ETHANOL LLC
filed 2003-03-31
CIK 1128546

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934 ACT REPORTING REQUIREMENTS

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission file number  333-50568

BADGER STATE ETHANOL, LLC
(Name of Small Business Issuer in Its Charter)

Wisconsin	39-1996522
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

820 West 17th Street, Monroe, Wisconsin 53566
(Address and Zip Code of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code  (608) 329-3900

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Class A member units

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

☐

State issuer’s revenues for its most recent fiscal year.  $10,125,926

The aggregate market value of the member units held by non-affiliates of the registrant (computed by reference to book value of such member units) was $10,573,462 as of December 31, 2002.  There is no established public or private trading market for our securities.

DOCUMENTS INCORPORATED BY REFERENCE.

None.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements.  In addition, we may make forward-looking statements orally in the future by or on behalf of the Company.  When used, the words “believe,” “expect,” “will,” “can,” “estimate,” “anticipate” and similar expressions are intended to identify forward-looking statements.  Readers should not place undue reliance on any forward-looking statements and recognize that the statements are not predictions of actual future results.  Actual results could and likely will differ materially from those anticipated in the forward-looking statements due to the risks and uncertainties set forth in our Form SB-2 registration statement under the caption “Risk Factors,” as well as others not now anticipated.  These risks and uncertainties include, without limitation, our assumptions concerning financing requirements and future operations, our ability to obtain debt financing, changes in state and federal ethanol subsidies, our need for additional capital, our ability to manufacture our products on a commercial scale and in compliance with regulatory requirements, increased competition, and changes in government regulation.  We undertake no responsibility to update any forward-looking statement.

ii

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Badger State Ethanol, LLC, a Wisconsin limited liability company organized in 2000 (the “Company”), is engaged in the production and sale of fuel grade ethanol.  Unless otherwise indicated, whenever we use term we, us, our or ours, we mean the Company.

Fuel grade ethanol is our primary product accounting for the majority of our revenue.  In addition, we sell distillers grains, a principal by-product of the ethanol production process, which may be sold as distillers dried grains and distillers modified wet grains.  We have an annual capacity to process approximately 14.4 million bushels of corn into approximately 40 million gallons of ethanol.  We completed construction of our plant and started operations in October 2002.

Description of Dry Mill Process

Our ethanol plant, which is located in Monroe, Wisconsin, produces ethanol by processing corn.  The corn is received by rail and by semi-trailer truck, and is weighed and cleaned of rocks and debris before it is conveyed to one of two concrete storage silos. The corn is then transported to a hammermill or grinder where it is ground into flour and conveyed into a slurry tank for processing.  We add water, heat and enzymes to break the ground corn into a corn mash.  This mash is heat sterilized and pumped to a tank where other enzymes are added to convert the starches into glucose sugars.  Next, the mash is pumped into one of three fermenters, where yeast is added, to begin a forty-eight to fifty hour batch fermentation process.  A distillation process vaporizes the alcohol from the corn mash.  The alcohol is further dried in a rectifier and molecular sieve.  The resulting 200 proof alcohol is then pumped to shift tanks and blended with five percent gasoline as it is pumped into denatured ethanol storage tanks.

Corn mash exiting the distillation process is pumped into one of several centrifuges.  Water from the centrifuges, called thin stillage, is condensed into a thicker syrup called condensed solubles.  The solids that exit the centrifuge are called wet cake or distillers wet grains.  Typically, this wet cake is conveyed to dryers where condensed solubles are added and moisture is removed to produce distillers dried grains, which may be used as animal feed.

Principal Products and Their Markets

The principal products we produce at our ethanol plant are fuel grade ethanol and distillers grains.

Ethanol

Ethanol is ethyl alcohol, which has many industrial uses.  At our plant, we produce ethanol to be used as a fuel component that serves as:

•                  An octane enhancer in fuels;

•                  An oxygenated fuel additive that can reduce carbon monoxide vehicle emissions; and

•                  A non-petroleum-based gasoline extender.

Ethanol in its primary form is mostly used for blending with unleaded gasoline and other fuel products.  The implementation of the Federal Clean Air Act has made ethanol fuels an important domestic renewable fuel additive.  Used as a fuel oxygenate, ethanol provides a means to reduce carbon monoxide vehicle emissions.  The principal purchasers of ethanol are generally the refined and wholesale gasoline marketer or blender.  Our principal end markets for our ethanol are petroleum terminals in Wisconsin, Illinois and other states in the upper Midwest.

Distillers Grains

A principal by-product of the ethanol production process is distillers grains, a high-protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry.  Our plant uses a dry mill ethanol process with a dryer system that allows production of two moisture levels of distillers grains: distillers modified wet grains and distillers dried grains.  Distillers modified wet grains are processed corn mash and condensed solubles that contain approximately 50% moisture.  It has a shelf life slightly longer than three days and is often sold to nearby markets.  Distillers dried grains are corn mash that has been dried to 10% moisture.  It has an almost indefinite shelf life and may be sold and shipped via truck, rail car, barge or ship to any market regardless of its vicinity to our ethanol plant.

In fiscal 2002, we experienced higher natural gas prices, which led to higher by-product processing costs.  To mitigate higher processing costs, we increased our production of distillers modified wet grains, which require less natural gas to produce.  Consequently, we also increased the marketing campaign for distillers modified wet grains, in part by promoting the nutritional benefits of distillers modified wet grains.

Customers

We entered into an ethanol purchase and marketing agreement with Murex, N.A., Ltd., for the exclusive rights to purchase and market all ethanol produced by our plant.  For fiscal year ended December 31, 2002, Murex, N.A., Ltd. accounted for all of our ethanol sales and approximately 78% of our aggregate revenues.  We believe that the loss of Murex, N.A., Ltd. as a customer would have a material adverse effect on our sales and revenues.  Murex owns Class A member units and has a representative on our Board of Directors.  This exclusive agreement has an initial term of seven years until October 23, 2010, and automatically renews for successive one-year terms unless written notice of termination is issued 90 days prior to the end of the then current term.

We entered into a distillers grains purchase and marketing agreement with ICM Marketing, Inc. for the exclusive rights to purchase and market all distillers grains produced by our plant.  For fiscal year ended December 31, 2002, ICM Marketing, Inc. accounted for virtually all of our distillers grains sales and approximately 19% of our aggregate revenues.  We believe that the loss of ICM Marketing, Inc. as a customer would have a material adverse effect on our sales and revenues.  This exclusive agreement has an initial term of three years until October 25, 2005, and automatically renews for successive one-year terms unless written notice of termination is issued 90 days prior to the end of the then current term.  ICM, Inc., the parent company of IMC Marketing, Inc., owns class A member units and has a representative on our Board of Directors.

Seasonal Factors in Business

In an effort to improve air quality in regions where carbon monoxide and ozone are a problem, the United States federal government requires the use of gasoline with a higher oxygen content in these regions during the fall and winter.  Gasoline that is blended with ethanol has a higher oxygen content than gasoline that does not contain ethanol.  As a result, we expect moderate seasonality with respect to our gross profit margins on our fuel grade ethanol allowing us to, potentially, be able to sell our fuel grade ethanol at a premium during the mandated oxygenate period (which coincides with our third and fourth fiscal quarters).  Conversely, our average sales price for fuel grade ethanol during the summer, when fuel grade ethanol is primarily used as an octane enhancer or a fuel supply extender, has historically been lower.  We primarily contract for six-month blending cycles to correspond to the different winter and summer market periods.

Ethanol Industry

Ethanol has important applications, primarily as an octane enhancer in fuels, an oxygenated fuel additive that can reduce carbon monoxide vehicle emissions and a non-petroleum-based gasoline extender.  The ethanol industry is heavily dependent, however, on several governmental economic incentives.

Federal Ethanol Supports

Ethanol sales have been favorably affected by the Clean Air Act Amendments of 1990, particularly the Federal Oxygen Program which became effective November 1, 1992.  The Federal Oxygen Program requires the sale of oxygenated motor fuels during the fall and winter months in certain major metropolitan areas to reduce carbon monoxide pollution.  Ethanol use has increased due to a second Clean Air Act program, the Reformulated Gasoline Program.  This program became effective January 1, 1995, and requires the sale of reformulated gasoline in certain major urban areas to reduce pollutants, including those that contribute to ground level ozone, better known as smog.

The use of ethanol as an oxygenate to blend with fuel to comply with federal mandates also has been aided by federal tax policy.  The Energy Tax Act of 1978 exempted ethanol blended gasoline from the federal gas tax as a means of stimulating the development of a domestic ethanol industry and mitigating the United State’s dependence on foreign oil.  As amended, the federal tax credit currently allows the market price of ethanol to compete with the price of domestic gasoline.  Although the federal tax credit is not directly available to us, it allows us to sell our ethanol at prices that are competitive with other less expensive additives and gasoline.  The credit for an ethanol blend is the equivalent of providing a per gallon “equalization” payment that allows blenders to pay more for ethanol than the wholesale price of gasoline and still retain the same profit margins.  Under current legislation, the federal gasoline tax is $0.184 per gallon and the tax on gasoline blended with 10% ethanol is $0.13 per gallon, providing a $0.054 difference.  Smaller credits of $0.0408 and $0.0302, are available for gasoline blended with 7.7% and 5.7% ethanol, respectively.  The federal tax on a gallon of 10% ethanol blended gasoline will gradually increase to $.133 by 2005, dropping the difference to $.051 per gallon.  By 2007, the federal tax credit for ethanol blended gasoline will expire, and it is scheduled to be taxed at the standard federal gasoline tax rate.

Fuel grade ethanol prices traditionally have varied directly with the wholesale price of gasoline.  However, in some states, fuel grade ethanol typically sells for a higher price per gallon than wholesale gasoline because of the aforementioned excise tax incentives.  Historically, fuel grade ethanol prices have also reflected a premium due to the oxygenate and octane enhancing properties of this motor fuel additive.

During the year 2003, we anticipate receiving up to $7.5 million from the United States Department of Agriculture Commodity Credit Corporation’s Bioenergy Program.  Under the program, we are eligible to receive a cash incentive for incremental grain consumption for the purpose of producing fuel grade ethanol.  This program is only available to ethanol plants in the first full calendar year after such ethanol plant has increased its production, in an amount based upon the increase in production at such plant, up to a total of $7.5 million.

State Ethanol Supports

In part, the success of our business is dependent upon the availability of cash payments to ethanol producers from the State of Wisconsin under Wisconsin Statutes Section 20.115(3)(d) and 93.75 (referred to hereinafter as the “Producer Subsidy Payment”).  Under the Wisconsin Producer Subsidy Payment program, the State of Wisconsin will pay certain ethanol producers $.20 per gallon for up to 15,000,000 gallons of ethanol produced in Wisconsin in each 12 month period.  The Producer Subsidy Payments will be prorated if the State of Wisconsin has insufficient funds to pay all eligible ethanol producers $.20 per gallon.  If this occurs, we will receive less than $0.20 per gallon of ethanol produced.  Under the program, a Wisconsin ethanol producer is eligible for the payments if it has been producing ethanol in Wisconsin for fewer than 60 months, it produces more than 10,000,000 gallons of ethanol a year and it purchases the corn or other substances from which the ethanol is produced from local Wisconsin sources.  The maximum subsidy available to an ethanol producer under this program is $3,000,000 annually.  We are currently eligible for the Producer Subsidy Payment and have applied to receive it.  Producer Subsidy Payment program is presently scheduled to expire in 2006.  Furthermore, the Producer Subsidy Payments could be eliminated or reduced by the Wisconsin legislature at any time.

Business Location; Proximity to Markets

We are operating an ethanol plant in Monroe, Wisconsin, which is in Green County, in the southern central section of Wisconsin.  We purchased for $1 from the City of Monroe, Wisconsin an approximately 28-acre site on which to build the ethanol plant.  We selected the Monroe site because of its location to existing grain production, accessibility to road and rail transportation and its proximity to major population centers.  It is also served by the Wisconsin Southern Railroad Company, a short line rail operator.  In addition, it is also in close proximity to major highways that connect to major population centers such as Madison and Milwaukee, Wisconsin and Chicago, Illinois.

Development Agreement with the City of Monroe

We entered into a development agreement with the City of Monroe to construct the ethanol plant and for site improvements.  As part of the development agreement, we agreed to on-going obligations, including the following:

•                  Constructing one or more rail spurs connecting into an existing rail line;

•                  Providing the City of Monroe a warranty that on or before January 1, 2002 and for a period of ten years thereafter, the fair market value of the site, including improvements, will not be less that $10 million or pay a non-performance penalty not to exceed $280,000 per year; and

•                  Repaying up to $1.6 million of the City of Monroe’s tax incremental financing for site improvements through regular property tax assessments that, other than the fair market value warranty described above, are no higher than what would otherwise be assessed on the site after construction and operation if purchased from a third party.

Procurements

Grain Delivery

According to the Wisconsin Agricultural Statistical Service, over 360 million bushels of corn are produced annually in Wisconsin.  Of that total, the greatest percentage is produced in the southern portion of the state.  According to the Wisconsin Agricultural Statistical Service, approximately 200 million bushels of corn are produced annually within a 100-mile radius of Monroe, Wisconsin.  Our plant is located in Monroe, Wisconsin, in Green County, approximately eight miles from the Illinois state border.  We obtain approximately 98% of our corn supply from producers located within a 100-mile radius of Monroe.  This amounts to approximately 3% of the corn produced within a 100-mile radius of Monroe.  We purchase most of our corn from Wisconsin producers because corn purchased from Wisconsin residents qualifies for incentive payments to ethanol producers from the State of Wisconsin.  We have no agreements, commitments or understandings with any corn producers.

Grain Elevators

We have ongoing business relationships with local grain elevators to acquire the grain we need.  We have identified approximately 36 elevators as potential sources of grain in southern Wisconsin and continue to discuss with them future corn delivery.  Although we are currently procuring grains from these sources, we cannot guarantee that we will be able to continue procuring such grains on acceptable terms or at all.

Transportation and Delivery

Grain is delivered to our ethanol plant by trucks and rail.  We also are dependent on rail and commercial trucks to distribute our ethanol and distillers grains.  Any disruption in the rail system or commercial truck system would have a significant detrimental effect on our operations.  The Wisconsin and Southern Railroad Company provides rail service to the plant.  The railroad provides direct access for shippers via the Chicago, Illinois gateway, which connects with all major railroads via the Belt Railway of Chicago, Burlington Northern at Prairie du Chien, Wisconsin, Union Pacific, Canadian Pacific and Wisconsin Central railroads at various points on the system.  In addition, access to barge facilities is also available at Prairie du Chien, Wisconsin.

In July 2001, we entered into a rail track reimbursement and construction agreement, as well as a transportation agreement, with Wisconsin and Southern Railroad Company for construction of a rail track to our ethanol plant and for rail transportation services.  Under the reimbursement and construction agreement, we will receive reimbursements from the rail operator for track construction costs based upon a rate of $10 per freight car shipped or received at our ethanol plant.  The reimbursements are payable on a monthly basis not to exceed ten years or the cost of the track.  The transportation agreement provides us with rail transportation services for deliveries to and from the ethanol plant at negotiated rates.  The transportation agreement has been approved by the Surface Transportation Board of the U.S. Department of Transportation and the agreement commenced on January 1, 2003.

Hedging

Due to rapid fluctuations in the price of corn, within six months prior to our ethanol plant beginning operations, we engaged First Capital Ag to help us develop a Grain Risk Management Program hedging strategy to minimize our commodity risk exposure.  Our Grain Risk Management Program is intended to use grain purchase contracts together with grain futures derivatives to fix the cost of some of our expected future grain purchases.  Our policy allows for the use of fixed price forward purchase contracts, un-priced forward basis purchase contracts, and Chicago Board of Trade (CBOT) derivative contracts (over-the-counter and traditional options).  During 2002, approximately 85% of our fiscal 2002 grain requirements were hedged through a combination of fixed price forward purchase contracts, and CBOT traditional and over-the-counter option hedges to protect our cost of grain.  During 2002, our practice of protecting the cost of our grain, generally accounted for 85% of forecasted grain purchases in the upcoming twelve months.  We took this action because of our start-up nature and the volatility of corn price.  Under our program, all components of the position are monitored and all hedges are designated against future grain requirements to ensure that we do not enter into commitments or derivatives for grain in excess of expected grain requirements.

Storage Capacity

We have sufficient corn storage facilities on-site for approximately nine days of continuous production.  Since our inception, we have maintained our own in-house grain procurement department, to procure all our grain needs.  We believe that by establishing internal grain procurement, we can better develop local supply relationships that will reduce the need to buy and store grain offsite and better manage our raw material risk management program.  We hired a commodities manager to ensure the consistent scheduling of grain deliveries and to establish and fill forward contracts through grain elevators.  The commodities manager coordinates grain deliveries between the railroad and the participating elevators, as well as negotiates price protection with hedging specialists.

Water

Water supply is important to our ethanol business.  The water quality at our plant currently meets the needs of the facility without significant filtering or processing.  To satisfy our water needs, we have drilled one 500,000 gallon-per-day well on the property.  Based upon current production of currently existing wells in the City of Monroe, we believe there is sufficient ground water to support this well.  In addition, we are also connected to the City of Monroe’s water supply in the event the water supplied by the well is not sufficient.

Natural Gas

Ethanol production is an energy intensive process using significant amounts of electricity and natural gas.  We have contracted with Wisconsin Electric Power Company (“WE Energies”) for firm service natural gas delivery and with US Energy Services, Inc. to coordinate purchase and delivery of the gas to the plant and otherwise manage our energy needs.  Due to the competitive nature of the natural gas market, we believe no significant risk of long-term interruption exists.  US Energy Services, Inc. also helps us to negotiate and procure natural gas and electricity.  Natural gas prices have historically fluctuated dramatically.  According to US Energy Services, Inc., the current price of natural gas as reported on the New York Mercantile Exchange is up 60% from last year.  US Energy Services, Inc. provides price risk management services to us to manage natural gas prices in a manner that we believe will provide price stability.

Natural gas supplies must be procured and delivered on a daily basis in an amount equal to anticipated daily plant usage.  Transporters must be notified each day regarding our plant’s expected usage and the physical supply source.  To the extent that actual plant usage is greater than or less than expected usage (which usually is the case) the imbalance must be managed.  US Energy Services, Inc. provides us with these kinds of management services and monitors gas delivery, ensures timely payment of invoices, and reviews and reconciles the final invoices.

We have an arrangement with Wisconsin Gas Company to be the exclusive supplier of transportation for natural gas for the plant operations.

Electricity

We purchase electricity from Alliant Energy Company, the local utility that holds the service franchise for the area in which our ethanol plant is located.  We have not entered into any agreement with Alliant regarding electrical service.

Sales and Marketing

We entered into a seven-year ethanol purchase and marketing agreement with Murex, N.A., Ltd., Dallas, Texas, for the exclusive rights to purchase and market all ethanol produced by our plant.  Murex owns Class A member units and has a representative on our Board of Directors.

We also entered into a three-year purchase and marketing agreement with ICM Marketing, Inc. for the exclusive rights to purchase and market all of the distillers dried grains produced by our plant.  ICM, Inc., the parent company of ICM Marketing, Inc., was a prime subcontractor for the construction of the ethanol plant, owns Class A member units, and has a representative on our Board of Directors.

Competition

We are in direct competition with other ethanol producers, many of whom have greater resources than we do.  We expect that additional ethanol producers will enter the market as the demand for ethanol increases.

Ethanol Producers

According to the Renewable Fuels Association, U.S. Fuel Ethanol Production Capacity, March 2003 Report, the largest ethanol producers include Archer Daniels Midland, Cargill, New Energy Corp., High Plains Corp., MGP Ingredients, Inc., Williams Bio-Energy, A.E. Staley and Chief Ethanol, all of which are capable of producing many times the amount of ethanol we produce or expect to produce in the near future.

In addition, we are aware that several regional ethanol production entities have recently formed, or are forming, that are currently of a similar size and with similar resources to ours.  For example, Adkins Energy recently completed building an ethanol plant in Lena, Illinois, which is approximately 20 miles away.  The Adkins plant expects to produce 40 million gallons of ethanol annually.  Also, Ace Ethanol in Stanley, Wisconsin is operating and expects to produce 15 million gallons of ethanol annually.  We are also aware of several other potential projects in Wisconsin that may or may not begin production.  Wisconsin projects that rely on corn as a raw material could compete with us in the market for corn as well as for other raw materials, and compete with us in selling ethanol and animal feed products.  The emergence of other Wisconsin ethanol plants that are eligible for the Producer Subsidy Payment would reduce the amount of payments we receive because the Wisconsin Producer Subsidy Payment of $0.20 per gallon up to a maximum of $3,000,000 annually per producer is allocated pro rata to all eligible producers.

Plans to construct new plants or to expand existing plants have been announced which would increase the ethanol production capacity of our competitors.  We are unable to determine the number and production capacity of plants that ultimately may be constructed, the timing of such construction or the effect of resulting production upon the demand for or price of our ethanol.  We expect to compete with other ethanol producers based on price and, to a lesser extent, delivery service. The ethanol industry has grown to more than 60 production facilities in the United States.  It is estimated that these facilities and those facilities currently under construction could produce over 3.2 billion gallons of ethanol per year.

The following table lists all of the major ethanol producers in the United States according to the Renewable Fuels Association, U.S. Fuel Ethanol Production Capacity, March 2003 Report.

U.S. PRODUCTION CAPACITY

million gallons per year (mmgy)

COMPANY	LOCATION	FEEDSTOCK	CURRENT CAPACITY (MMGY)	UNDER CONSTRUCTION/ EXPANSIONS (MMGY)
ACE Ethanol	Stanley, WI	Corn	15
Adkins Energy, LLC*	Lena, IL	Corn	40
A.E. Staley	Loudon, TN	Corn	65
AGP*	Hastings, NE	Corn	52
Agra Resources Coop, d.b.a. EXOL*	Albert Lea, MN	Corn	37
Agri-Energy, LLC*	Luverne, MN	Corn	21
Alchem Ltd. LLLP	Grafton, ND	Corn	10.5
Al-Corn Clean Fuel*	Claremont, MN	Corn	30
Algoma Ethanol^	Oshkosh, WI	Corn		20
Archer Daniels Midland	Decatur, IL	Corn	1070
	Cedar Rapids, IA	Corn
	Clinton, IA	Corn
	Columbus, NE	Corn
	Marshall, MN	Corn
	Peoria, IL	Corn
	Wallhalla, ND	Corn/barley
Badger State Ethanol, LLC*	Monroe, WI	Corn	40
Big River Resources, LLC*^	West Burlington, IA	Corn		40
Broin Enterprises, Inc.	Scotland, SD	Corn	9
Cargill, Inc.	Blair, NE	Corn	83
	Eddyville, IA	Corn	35
Central MN Ethanol Coop*	Little Falls, MN	Corn	20
Chief Ethanol	Hastings, NE	Corn	62
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	21	20
Commonwealth Agri-Energy, LLC*^	Hopkinsville, KY	Corn		20
Cornhusker Energy Lexington, LLC*^	Lexington, NE	Corn		42
Corn Plus*	Winnebago, MN	Corn	44
Dakota Ethanol, LLC*	Wentworth, SD	Corn	47
DENCO, LLC*	Morris, MN	Corn	20
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5
Ethanol 2000, LLP*	Bingham Lake, MN	Corn	30
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	45
Golden Cheese Company of California*	Corona, CA	Cheese whey	5
Golden Triangle Energy, LLC*	Craig, MO	Corn	20	20
Gopher State Ethanol	St. Paul, MN	Corn	15
Grain Processing Corp.	Muscatine, IA	Corn	10
Great Plains Ethanol, LLC*^	Chancellor, SD	Corn		40
Heartland Corn Products*	Winthrop, MN	Corn	35

Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	8
	Huron, SD	Corn	14
High Plains Corp.	York, NE	Corn/milo	50
	Colwich, KS		20
	Portales, NM		15
Husker Ag, LLC*	Plainview, NE	Corn	20
James Valley Ethanol, LLC^	Groton, SD	Corn		45
J.R. Simplot	Caldwell, ID	Potato waste	6
	Heyburn, ID
KAAPA Ethanol, LLC*^	Axtell, NE	Corn		40
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
Lincolnladn Agri-Energy, LLC*^	Robinson, IL	Corn		40
Little Sioux Corn Processors, LLC*^	Marcus, IA	Corn		40
Manildra Energy Corp.	Hamburg, IA	Corn/milo/wheat starch	8
Merrick/Coors	Golden, CO	Waste beer	1.5
Michigan Ethanol, LLC	Caro, MI	Corn	45
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78
Midwest Grain Processors*	Lakota, IA	Corn	45
Miller Brewing Co.	Olympia, WA	Brewery waste	0.7
Minnesota Energy*	Buffalo Lake, MN	Corn	18
New Energy Corp.	South Bend, IN	Corn	95
Northeast Missouri Grain, LLC*	Macon, MO	Corn	22	18
Northern Lights Ethanol, LLC*	Big Stone City, SD	Corn	45
Permeate Refining	Hopkinton, IA	Sugars & starches	1.5
Pine Lake Corn Processors, LLC*^	Steamboat Rock, IA	Corn		20
Plover Ethanol	Plover, WI	Seed corn	4
Pro-Corn, LLC*	Preston, MN	Corn	40
Quad-County Corn Processors*	Galva, IA	Corn	18
Reeve Agri-Energy	Garden City, KS	Corn/milo	12
78th Street Ethanol, LLC	Blairstown, IA	Corn	5.5
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	14
Tall Corn Ethanol, LLC*	Coon Rapids, IA	Corn	45
Tri-State Ethanol Co., LLC*	Rosholt, SD	Corn	18
U.S. Energy Partners, LLC	Russell, KS	Milo/wheat starch	40
U.S. Liquids	Louisville, KY	Beverage waste	4
	Bartow, FL		4
	R. Cucamonga, CA		4
VeraSun Energy Corporation^	Aurora, SD	Corn		100
Williams Bio-Energy	Pekin, IL	Corn	100
	Aurora, NE	Corn	35
Wyoming Ethanol	Torrington, WY	Corn	5

Total Existing Capacity	2726.8
Total Under Construction/Expansions		505.0
Total Capacity	3231.8

* farmer-owned

^ under construction

Last updated March 2003

Source: Renewable Fuels Association, U.S. Fuel Ethanol Production Capacity, March 2003.

Alternative Fuel Additives

We also compete with producers of methyl tertiary butyl ether (commonly referred as “MTBE”), a petrochemical derived from methanol which costs less to produce than ethanol.  MTBE is a commonly used oxygenate in fuels for compliance with Federal Clean Air Act mandates, and is a major competitor of ethanol.  Many major oil companies produce MTBE, and strongly support its use because it is petroleum based.  These companies have significant resources to market MTBE and to influence legislation and public perception of MTBE.  These companies also have sufficient resources to begin production of ethanol should they choose to do so.

Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development by ethanol and oil companies with far greater resources than we have.  Development of new products and methods of ethanol production by larger and financially more viable competitors could provide them with significant competitive advantages over us and thus could harm our business.

Employees

As of December 31, 2002, we have employed 34 persons, in a full-time capacity, including 13 in ethanol production operations, 6 in general management, sales, administration and grain procurement, and 15 in grain receiving, grain handling, maintenance and the laboratory.  We also employ one part-time employee.

Environmental Disclosure

We are subject to extensive environmental regulation at the federal, state and local levels.  Air quality at the plant is regulated by the U.S. Environmental Protection Agency and the Bureau of Air Management, Wisconsin Department of Natural Resources.  The Department of Natural Resources regulates emission of volatile organic compounds into the air.  Volatile organic compound emissions are tested on a semi-annual basis, and we must submit semi-annual reports to the Department of Natural Resources regarding these emissions tests.  We are required to obtain an air operating permit from the Department of Natural Resources and must obtain Department of Natural Resources approval to make plant alterations that could change the emission levels.  The Department of Natural Resources also regulates the water usage, wastewater discharge and hazardous waste under Wisconsin water pollution control and hazardous waste laws.  Water usage and wastewater effluent quality is monitored daily.  Monthly reports regarding water usage and quality are filed with the Department of Natural Resources.  We also are required to submit periodic reports pursuant to the Wisconsin and Federal Emergency Planning Community Right-to-Know Act.  At the local level, we file semi-annual reports with the Green Count Emergency Response Committee.  We do not believe we will be required to spend material amounts to maintain compliance with applicable environmental laws.

Regulatory Permits

RMT Inc., an environmental consulting firm in Brookfield, Wisconsin, assisted us in obtaining an Air Pollution Construction and Operation Permit, a Storm Water Discharge Permit and Storm Water Pollution Prevention Plan and advised us on environmental compliance generally.  We also obtained various other environmental and operating permits, as discussed below.

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

Air Pollution Construction and Operation Permit

Our facility is considered a Wisconsin synthetic minor source of regulated air pollutants.  The types of regulated pollutants that may be found at our plant include, particulate matter, carbon monoxide, oxides of nitrogen, volatile organic compounds and sulfur dioxide.  To emit these agents during construction, we needed an Air Pollution Construction Permit.  We received the Air Pollution Construction Permit on March 22, 2001.  The permit is valid for a period of 28 months from the date of grant.

On October 31, 2001, we submitted a Modified Air Permit Application to reflect a change in our plant design regarding emissions.  Our original plant design contemplated routing the boiler exhaust through dryers and then to a water scrubber for air pollution control on the distillers dried grains dryer emissions, and then to a common stack.  In our new plant design, we proposed to utilize a thermal oxidizer for emissions control rather than rely on the water scrubber.  The thermal oxidizer reduced emissions from our plant.  We received the approval of this design and our Modified Air Permit Application from the Environmental Protection Agency on March 22, 2002.  The Environmental Protection Agency is scheduled to conduct air emissions testing in April, 2003.  If we successfully complete the air emissions testing we will be awarded an Air Pollution Operation Permit.

Wisconsin Pollutant Discharge Elimination Permits

General Permit.  We use approximately 66,500 gallons of water per day to cool our closed circuit systems in the ethanol plant.  We obtained a Wisconsin Pollutant Discharge Elimination System general permit from the Department of Natural Resources to discharge the water into a nearby creek.  We received this permit on July 18, 2002 and it is valid until July 31, 2007.

Storm Water Discharge for Industrial Activities Permit.  Before we could begin operating, we had to obtain a Storm Water Discharge for Industrial Activities Permit from the Department of Natural Resources, which we received on April 9, 2001.  In addition, we also had to prepare a Storm Water Pollution Prevention Plan outlining measures we planned to implement to prevent storm water pollution during operation.

High Capacity Well Permit

We drilled a 500,000-gallon per day well near our ethanol plant.  The Department of Natural Resources considers this a high capacity well, and we have applied for and obtained a high capacity well permit.  The high capacity well permit was issued on December 13, 2001.  The permit allows for a maximum daily usage of 720,000 gallons of water per day.

Spill Prevention, Control and Countermeasures Plan

Before we could begin operations, we had to prepare a spill prevention, control and countermeasures plan.  The plan outlines our spill prevention measures for oil products such as ethanol.  The plan was preliminarily reviewed and approved prior to when we began operations, and was certified by a professional engineer on January 3, 2003.

Risk Management Program

We use anhydrous ammonia in our production process.  Therefore, we had to develop a risk management program to address handling and use of the ammonia and gases emitted from such use.  We established a prevention program to prevent spills or leaks of ammonia, and an emergency response program in the event of spills, leaks, explosions or other events that may lead to the release of ammonia into the surrounding area.  We conducted a hazard assessment and prepared models to assess the impact of an ammonia release into the surrounding area.  The program was presented at a public meeting.

EPA; Nuisance

We are subject to the regulations on emissions of the United States Environmental Protection Agency.  Current EPA rules do not require us to obtain any permits or approvals in connection with construction and operation of our business.  Wisconsin and EPA rules can and do change, and any such changes could result in greater regulatory burdens on us.  Our ethanol production will require us to emit a significant amount of carbon dioxide into the air.  Current Wisconsin law regulating emissions does not restrict or prevent us from emitting carbon dioxide gas into the air, but this could change in the future.  We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from foul smells or other air or water discharges from the plant.  We are aware of recent nuisance claims that have been brought against an ethanol business in Saint Paul, Minnesota.  We believe that among the objectives of this litigation are to force the ethanol manufacturer to upgrade the facility’s emissions control system and possibly pay damages to nearby residents.  We are also aware of neighborhood opposition to our facility.  This opposition could result in claims for nuisance, which could lead to increased compliance costs and monetary damages.

ITEM 2.  DESCRIPTION OF PROPERTIES

Our principal executive office is located at our ethanol plant site, 820 West 17th Street, Monroe, Wisconsin 53566.  We presently own approximately 28 acres of land and improvements thereon which comprise our plant.  Our primary lender holds a mortgage on approximately 28 acres of land where the facility is situated as security for loans provided to us.  We anticipate using all of our owned real estate in the operation of our ethanol plant in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S MEMBER UNITS AND RELATED MEMBER MATTERS

There is no public trading market for our securities.  As of March 18, 2003, there were approximately 466 unit holders of record of our Class A member units determined by an examination of our transfer book.

We have no current plans to make any cash or property distributions to the unit holders from the Company in the foreseeable future.  The payment and rate of future distributions, if any, would be subject to review by the Board of Directors in light of our financial condition, results of operations, capital requirements and other factors deemed relevant at that time.  Loan covenants mandate that $2 million of working capital must be accumulated prior to making any distributions to the unit holders.  Additional covenants require 20% of any excess cash flow (as that term is defined in such senior debt agreements) to be applied toward the principal of the senior debt and that we cannot make any distributions without the consent the holders of our senior debt.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Application of Critical Accounting Policies

Accounting policies, methods and estimates are an integral part of our financial statements and are based upon management’s current judgments. Certain accounting policies, methods and estimates are particularly important because of their significance to the financial statements. Note A of the Notes to Financial Statements includes a summary of the significant accounting policies and methods we use. The following is a discussion of what we believe to be the most critical of these policies and methods.

Inventories

Inventories are stated at the lower of cost or net realizable value. Estimates are used in determining the net realizable value of our inventories. These estimates include the measurement of inventories in bins, other storage facilities and in production, which use formulas in addition to actual measurements taken to arrive at appropriate quantities.

Derivatives

We enter into exchange-traded commodity futures and options contracts to hedge exposure to price fluctuations on grain and ethanol transactions to the extent considered practicable for minimizing risk. We do not use derivatives for speculative purposes. Futures and options contracts used for hedging are purchased and sold through regulated commodity exchanges. Fluctuations in inventory valuations, however, may not be completely hedged, due to our assessment of exposure from expected price fluctuations. We also manage risk by entering into fixed price purchase contracts and establishing appropriate limits with pre-approved grain elevators. We are exposed to loss in the event of nonperformance by the counterparties to the contracts. However, we do not anticipate nonperformance by counterparties. The fair value of futures and options contracts are determined primarily from quotes listed on regulated commodity exchanges.  Fixed price purchase contracts are with various counterparties, and the fair values of such contracts are determined from the market price of the underlying product.

Our derivative contracts are recorded in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities.   At December 31, 2002, none of our derivative contracts are designated as hedges as defined within SFAS No. 133 for the purpose of applying hedge accounting.  Accordingly, all the company’s derivative contracts at December 31, 2002 are recorded at fair market value with changes in the fair value of the derivatives recorded in current period earnings.

Overview

We are engaged in the production and sale of fuel grade ethanol.  We have an annual capacity to process approximately 14.4 million bushels of corn into approximately 40 million gallons of ethanol.  In addition, we sell distillers grains, a principal by-product of the ethanol-production process, which we sell as distillers modified wet grains and distillers dried grains.

During fiscal 2002, we completed construction of the plant, negotiated for the conversion our construction loan to a term mortgage (which was finalized on January 1, 2003), successfully began plant production, passed performance tests, established our marketing presence and established our flexibility in the delivery of products and improved operational efficiencies.  At the same time, we established a risk management strategy that helped us to level out the effects of the volatility of the commodity markets that affect our industry.

Plan of Operation for the Next 12 Months

We expect to spend the next 12 months operating our ethanol plant.  We expect to have sufficient cash available to cover our costs over the next 12 months, including staffing, office, audit, legal, compliance costs and working capital costs.  The following is our estimate of our costs and expenditures for the next 12 months.  It is only an estimate and our actual expenses could be much higher due to a variety of factors described in our Form SB-2 registration statement under the section entitled “Risk Factors.”

Insurance	$463,000
Selling, General and Administrative	$7,170,079
Interest	$1,593,820
Production	$50,208,078
Total	$59,434,977

We anticipate spending approximately $59.4 million over the next 12 months.  Of that amount, we estimate that we will spend approximately: (i) $463,000 on directors and officers’ insurance, general commercial liability, worker’s compensation and property insurance; (ii) $7,170,079 on selling, general and administrative expenses, including managerial fees, out-of-pocket reimbursements and general office expenses; and (iii) $3,065,518 on mortgage payments.

During the next 12 months we plan on hiring one additional employee needed to operate our ethanol plant.  We intend to hire staff only for the direct operations and administration of our ethanol business, such as production, shipping, and receiving.  We currently employ one individual to make sales of distillers grains to the local market.  We intend to rely on third-party marketing arrangements, and pay commissions to marketing agents to market and sell our products.

We expect to fund our costs and expenditures for the next 12 months using cash from operations and existing lines of credit.

Our primary raw material during fiscal 2002 was corn.  Early in the year ended December 31, 2002, we implemented a new Grain Risk Management Program.  This program’s stated objective is to stabilize our cost of grain and to generate more predictable margins.

Operation of our ethanol production facilities requires the purchase of corn, and the sale of fuel-grade ethanol. Accordingly, assuming ongoing operations, we are naturally “short” on grain and “long” on fuel ethanol.

Our Grain Risk Management Program is intended to use grain purchase contracts together with grain futures derivatives to fix the cost of some of our expected future grain purchases.  Our policy allows for the use of fixed price forward purchase contracts, un-priced forward basis purchase contracts, and Chicago Board of Trade (CBOT) derivative contracts (over-the-counter and traditional options). During 2002, we had approximately 85% of our fiscal 2002 grain requirements were hedged through a combination of fixed price forward purchase contracts, and CBOT traditional and over-the-counter option hedges to protect our cost of grain.  During 2002, our practice of protecting the cost of our grain, generally accounted for 85% of forecasted grain purchases in the upcoming twelve months.  We took this action because of our start-up nature and the volatility of corn price.  Under our program, all components of the position are monitored and all hedges are designated against future grain requirements to ensure that we do not enter into commitments or derivatives for grain in excess of expected grain requirements.

Grain markets were relatively volatile during fiscal 2002.  As always, weather, exports, government programs, and other factors all have potentially major impacts on grain pricing, and any unexpected changes in those factors could adversely affect the price that we pay for our grain.  As of January 1, 2003, we had hedged or purchased approximately 11 million bushels or 73% of our anticipated corn requirements for the upcoming 12 months.

Volatility in grain prices has brought both higher prices and stronger demand for our feed by-products,  distillers modified wet grains and distillers dried grains.  While prices for feed by-products historically rise in the late fall and winter, they also tend to follow corn prices.  Significant improvement in these prices occurred due to anticipated volatility in grain prices, and localized storage of feed ingredients in the marketplace.  In response, we have emphasized the production and marketing of distillers modified wet grains rather than dried distillers grain with solubles.  Distillers modified wet grains has certain benefits that distinguish it from other competing feed products, and allow some price premium to be realized in highly competitive markets.  We have included the forward contracting of feed sales in our overall decisions regarding risk management.

During 2002, we also implemented a Fuel Ethanol Risk Management Program.  The program’s stated objectives are to stabilize our sales price of fuel ethanol, and to generate more predictable margins.  Part of this program involves un-priced forward contracts to sell portions of our fuel ethanol output to customers with variable prices that are tied directly to the price of unleaded gasoline as quoted on national exchanges.  We may use derivative contracts to fix the price under the forward contract.

Under this program, we do not enter into forward sales commitments in excess of expected fuel ethanol output, and we only enter into gasoline derivatives to the extent that we have un-priced forward sales contracts with customers with variable pricing arrangements that are tied to the price of gasoline as quoted on national exchanges.  During the fourth quarter of 2002, we sold approximately 11% of our fuel ethanol output under the above-described program.

Our risk management also includes the oversight of purchases of natural gas needed to produce steam to run the plants, and fuel to fire the distillers grain dryers.  We require a substantial uninterrupted supply of natural gas to maintain continuous production.  Consequently, we contracted with WE Energies for firm service natural gas delivery and with US Energies to coordinate purchase and delivery of the gas to the plant.  However, due to the competitive nature of the natural gas market, we believe no significant risk of long-term interruption exists.  Natural gas prices increased significantly through the last half of fiscal 2002.

Liquidity and Capital Resources

As of December 31, 2002, we had cash and cash equivalents of $592,366, current assets of $6,442,007 and available unused lines of credit of $1,752,020.  In October 2002, we completed the construction of our plant and began operations.  During 2002, cash used in operating activities was $4,468,313 and cash paid for property and equipment was $30,849,545.  These activities were substantially financed through increases of $1,747,980 in our line of credit and long-term debt financing of $29,018,738.

As of January 1, 2003, our indebtedness and lines of credit consisted primarily of the following:

•                                          $30,600,000 term loan due January 1, 2008;

•                                          $3,548,411 electric utility note payable due November 1, 2007; and

•                                          $3,500,000 line of credit expiring August 28, 2003.

In August 2001, we entered into a $30.6 million construction loan facility with First National Bank of Omaha.  Effective as of January 1, 2003, this construction loan was converted into a $30.6 million term loan.  Quarterly payments, including principal and interest, of $1,021,839 are scheduled to begin on April 1, 2003 based upon a five-year amortization with a balloon payment due on the maturity date of January 1, 2008.  The term loan is structured as three notes and interest accrues monthly on the notes at both fixed and variable rates.  The fixed rate will accrue at 6.528% on $15,300,000 of the term loan and the variable rate will accrue on $15,300,000 of the term loan based on the prime rate (effective rate of 5.25% at December 31, 2002).  The amount outstanding on the construction loan was $29,672,120 at December 31, 2002.  The term loan is secured by substantially all of our assets and contains various restrictions, including the maintenance of certain financial covenants.

On August 22, 2001, we entered into a subordinated credit facility of $3.6 million from Alliant Energy – Wisconsin Power and Light Company to finance the electrical infrastructure and other construction needs.  This credit facility was converted to a term note upon completion of construction of our facility.  Monthly payments, including principal and interest, of $34,762 began November 1, 2002 based upon a ten-year amortization with a balloon payment due on the maturity date of November 1, 2007.   Interest accrues monthly on the loan at 3%.  The amount outstanding on the electric utility note payable is $3,548,411 at December 31, 2002.  The electric utility note payable is secured by our equipment, inventory and a guarantee by the City of Monroe, and contains various restrictions.

In connection with our construction loan, we entered into a $3,500,000 364 day revolving credit facility with First National Bank of Omaha.  The revolving line of credit is limited to the borrowing base collateral, which is based upon 75% of the value of the inventory and allowable accounts receivable, and has a variable interest rate based upon the prime rate.  The amount outstanding on the revolving loan was $1,747,980 at December 31, 2002.  The revolving loan is secured by substantially all of our assets and contains various restrictions.  Upon expiration of our revolving line of credit in August 2003, we believe that we will have the ability to renew our line of credit.

ITEM 7.  FINANCIAL STATEMENTS

Our financial statements are included on pages F-1 to F-14 of this Report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

Name

Age

Position

John L. Malchine	65	Chairman of the Board and Chief Executive Officer
Gary L. Kramer	54	President, General Manager and Director
Jeff Roskam	45	Vice President and Director
David Kolsrud	54	Secretary and Director
Don Endres	42	Treasurer and Director
Wayne Mitchell	47	Director*
Robert Wright	50	Director
Kevin Stroup	43	Director*
James Leitzinger	47	Chief Financial Officer

*Mr. Wayne Mitchell and Mr. Kevin Stroup collectively occupy one seat on the Board of Directors.  They may attend Board meetings but are entitled to only one vote on matters coming before the Board.

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

Gary L. Kramer, D.V.M., President, General Manager and Director

Dr. Kramer has served on our Board of Directors since May 2000. His term as a Director expires in 2004.  From 1973 to 2001, Dr. Kramer was a veterinarian, and recently retired as president and senior partner at Chapin, Sutter, Chapin, Ltd., of Lena, Illinois, a veterinary service corporation employing eight veterinarians. He received a doctorate in Veterinary Medicine from Iowa State University. Prior to co-founding Badger State Ethanol, Dr. Kramer served as President of the Adkins Energy Cooperative from December 1998 to April 2000. Adkins Energy Cooperative was formed in May 1996 to build a 30 million gallon dry mill ethanol plant in Lena, Illinois. The Adkins site is approximately 20 miles from our Monroe site. Dr. Kramer invested in this farmers cooperative in 1997. He was appointed to fill a vacancy on the Board of Directors in August 1997. In November 1998, he was

elected to the Board by the members to serve a three year term. He was elected president of the Board in December 1998 and re-elected in March 2000. Dr. Kramer resigned from the Adkins Board in April 2000, and the cooperative redeemed his investment, without interest. At the time of his resignation, the proposed Adkins ethanol project had not been constructed, although the cooperative was continuing its efforts and negotiations to secure necessary commitments and contracts to complete the project. Dr. Kramer received no compensation from Adkins for his service other than reimbursement of out-of-pocket expenses of approximately $4,600. Dr. Kramer has also served as a member of a number of professional organizations, and has served on other profit and non-profit Boards, including the American Veterinary Medical Association, American Association of Bovine Practitioners, Illinois Veterinary Medical Association, Northern Illinois Veterinary Medical Association and the Lena Park District Board

Jeff Roskam, Vice-President and Director

Mr. Roskam has served on our Board of Directors since May 2000.  He occupies ICM’s permanent seat on the Board of Directors.  He has served as Senior Vice President of ICM, Inc. since March 1997. Prior to joining ICM, he served as operations manager from October 1996 to February 1997 for Renewable Oxygenates, Inc., which produced ethanol from whey and potato paste. From March 1994 to October 1996, he worked as an engineer at Broin & Associates, Inc. where he served as Project Manager on the development and management of several ethanol plants. Prior to joining Broin & Associates, Inc. he served as Reverse Osmosis Production Manager for EBCO, Inc., an Ohio drinking water equipment manufacturer, and as Vice President of Operations for Pure-Best Water, Inc., a California beverage company. Prior to that, Mr. Roskam served as assistant manager for Household Finance Corporation. Mr. Roskam has a B.A. degree in Finance from Iowa State University.

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

Don Endres, Treasurer and Director

Mr. Endres has served on our Board of Directors since August 2001.  His term as a Director expires in 2004.  Mr. Endres currently serves on the Board of Directors of Glacial Lakes Energy and First National Bank Venture Capital. He is currently Chairman of the Brookings Chamber e-commerce committee. Mr. Endres is also the President of VeraSun Energy Corporation, a company he founded in June 2001. Prior to forming VeraSun, he served as Chief Executive Officer of ExpressGold.com, Inc., a company he co-founded in 1997. ExpressGold.com merged with Cybersource Corporation in 2000. Prior to that, Mr. Endres served as President and General Manager of Special Teams, Inc., a company he founded in 1985. Special Teams was acquired by the American Express Company in 1995, and Mr. Endres served as President of American Express Special Teams until 1997. He has also served on the Board of Directors of CoEv, Inc., a magnetic component company, until its merger with Tyco International Ltd. in 2000. Mr. Endres graduated from South Dakota State University with a degree in Animal Science and minors in Computer Science and Economics. In 2001, he was recognized by South Dakota State University’s College of Engineering as “Entrepreneur of the Year.”

Wayne Mitchell, Director

Mr. Mitchell has served on our Board of Directors since May 2001, when he was appointed to fill the Fagen, Inc. seat. He occupies Fagen, Inc.’s permanent seat on the Board of Directors.  Mr. Mitchell is Vice President, Technology and Business Development for Fagen, Inc. and has worked for Fagen since June 2000.  Prior to joining Fagen, he served as Process Team Leader from may 1998 to June 2000 for Reilly Industries, Inc., where he directed multidisciplinary teams engaged in chemical process research and owner of Solid Rock Consulting, LLC, a private company providing consulting services to the ethanol industry.  Solid Rock Consulting is currently inactive.  From May 1996 to May 1998, he worked as Plant Manager and Quality Assurance Manager for Micronutrients, LLC, an animal feed supplement manufacturer.  From January 1993 to May 1996, he served as the Design Engineer for Broin and Associates, Inc. where he performed detailed process design and start-up of dry grind ethanol plants.  Prior to joining Broin, he served as senior environmental project engineer for Heritage Environmental Services, Inc. where he was involved in environmental consulting and project management at major oil refineries.  Prior to that, Mr. Mitchell served as an area manager for Ethyl Corporation. Mr. Mitchell also serves on the Board of Directors of Golden Triangle Energy, LLC, an ethanol plant in Craig, Missouri, and Husker Ag Processing, LLC, an ethanol plant under construction in Plainview, Nebraska.  Mr. Mitchell has a B.S. in Chemical Engineering from the University of Wisconsin-Madison.

Robert Wright, Director

Mr. Wright has served on our Board of Directors since August 2001. His term as a Director expires in 2003.  Mr. Wright has served as the President, Chief Executive Officer and a principal shareholder of Murex N.A. since May 1992. Murex is a marketer of gasoline “blendstocks,” such as fuel grade Ethanol, MTBE, Toluene, Methanol and Alkylate, to independent and major refiners in the United States. Mr. Wright is a graduate of Ohio State University with a degree in Chemical Engineering and the University of Toledo with a Masters in Business Administration.

Kevin Stroup, Director

Mr. Stroup has served on our Board of Directors since May 2001, when he was appointed to fill the Fagen, Inc. seat. As described above, Mr. Wayne Mitchell and Mr. Kevin Stroup collectively occupy one seat on the Board of Directors, which is Fagen, Inc.’s permanent seat on the Board of Directors.  Mr. Stroup is a partner in the law firm of Christianson, Stoneberg, Giles & Stroup, P.A. in Marshall, Minnesota, where he has been employed since 1986.  Mr. Stroup practices in the areas of business law and transactions, including commercial litigation.  Mr. Stroup is a 1985 graduate of the University of Minnesota Law School and 1982 graduate of Southwest State University in Marshall, Minnesota, where he received a B.A. degree in history.  Mr. Stroup currently serves on the Board of Directors of the Granite Falls Bank, Granite Falls, Minnesota, and the Foundation Board for Southwest State University, Marshall, Minnesota.  Mr. Stroup just completed a one-year term as President of the 9th District Bar Association of the State of Minnesota.

James Leitzinger, Chief Financial Officer

Mr. Leitzinger has served as our Chief Financial Officer since July, 2002.  Previously, Mr. Leitzinger served as the Director of Finance for the City of Freeport, IL for approximately two years.  Prior to that, Mr. Leitzinger was employed as the Controller for Agri-Tech FS, Inc. from 1990 until 2000, and as the controller for Widen Colourgraphics, LTD from 1988 to 1990.  Mr Leitzinger graduated from Edgewood College in Madison, Wisconsin.

ITEM 10.  EXECUTIVE COMPENSATION

Gary Kramer serves as our President and General Manager.  He was compensated as an independent contractor at the rate of $3,000 each month during 2002 until the end of July, 2002.  In August, 2002, Dr. Kramer became employed by us at a base salary of $100,000 per year.  John Malchine serves as Chief Executive Officer and, in January 2002, was compensated $60,000 by us for services he provided to us as an independent contractor in 2000 and 2001.  Mr. Malchine became employed by us in October, 2002 at a base salary of $3,000 each month.  In July 22, 2002, we hired James Leitzinger as our Chief Financial Officer.  Mr. Leitzinger receives a base salary of $65,000 per year.

We reimburse our officers for expenses incurred relating to services rendered on our behalf.  We recruit and hire permanent employees who are compensated on a regular basis pursuant to agreed upon salaries.  We have not and do not expect to establish any option based or other type of equity incentive plan for employees.  However, we offer typical health and other employee benefits to our full time employees that do not discriminate in scope, terms or operation in favor of our executive officers or directors and that are available to all of our salaried employees.

The following table shows the compensation that we paid to our officers for services that they rendered to us.

Name and Principal Position

Fiscal Year

Salary

Bonus

John L. Malchine	2000	$24,000	(1)	$0
Chief Executive Officer	2001	36,000	(1)	0
	2002	9,000		0

Gary Kramer	2000	$24,000		$0
President and General Manager (formerly Chief Executive	2001	36,000		0
Officer)	2002	62,154		0

James Leitzinger	2000	$—		$—
Chief Financial Officer	2001	—		—
	2002	28,750		0

(1)  This salary was paid in January 2002 for services performed in 2000 and 2001.

Employment Agreements

We have no written employment agreements with any officer or Director.  We may in the future enter into employment agreements with our officers or other employees that we may hire.

Reimbursement of Expenses

Other than Mr. Malchine, Dr. Kramer, and Mr. Leitzinger, we do not pay our officers and Directors any fees or salaries for their services to us; however, we do reimburse our officers for expenses incurred in connection with their service to us.  Our reimbursement policy is to reimburse our officers and Directors for out-of-pocket expenses.  Since our inception in May 2000, we have reimbursed our officers and Directors a total of $28,100.  We estimate that our officers and Directors will incur approximately $20,000 in out-of-pocket expenses in the next 12 months.  This is only an estimate and our officers and Directors expenses could be substantially higher than we anticipate.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our Class A member units as of March 18, 2003.

Title

Name and Address of Beneficial Owner

Amount and Nature of Beneficial Owner

Percent of Class

Director & Executive Officer	John L. Malchine	(1)	600	3.03%
Director & Executive Officer	Gary L. Kramer	(2)	920	4.65%
Director	Jeff Roskam	(3)	0	0.00%
Director	David Kolsrud	(4)	50	0.25%
Director	Don Endres	(5)	2,000	10.11%
Director	Wayne Mitchell	(6)	0	0.00%
Director	Robert Wright	(7)	1,000	5.06%
Director	Kevin Stroup	(8)	0	0.00%
Chief Financial Officer	James Leitzinger	(9)	0	0.00%
Director & Executive Officers as a group	All executive officers and directors	(10)	4,570	23.11%
Beneficial Owner	Murex, N.A., Ltd.	(11)	1,000	5.06%

(1)  John Malchine’s address at Badger State Ethanol, LLC is 820 West 17th Street, Monroe, Wisconsin  53566.  Beneficial ownership includes 500 units owned individually and 100 units owned in joint tenancy

(2)  Gary Kramer’s address at Badger State Ethanol, LLC is 820 West 17th Street, Monroe, Wisconsin  53566.  Beneficial ownership includes 520 units owned individually and 400 units owned by arrangement.

(3)  Jeff Roskam’s address at ICM, Inc. is 310 North First Street, P.O. Box 397, Colwich, KS 67030.

(4)  David Kolsrud’s address is RR 1 Box 58, Beaver Creek, MN 56116.

(5)  Don Endres’ address is 100 22nd Ave., Suite 103, Brookings, SD 57006.

(6)  Wayne Mitchell’s address at Fagen, Inc. is 501 W. Hwy 212 P.O. Box 159, Granite Falls, MN 56241.

(7)  Robert Wright’s address at Murex, N.A., Ltd. is 15411 Knoll Trail, Suite 260, Dallas, TX 75248.  This amount includes 1,000 units owned by Murex, N.A., Ltd.,  for which Mr. Wright disclaims beneficial interest.

(8)  Kevin Stroup’s address at Fagen, Inc. is 501 W. Hwy 212 P.O. Box 159, Granite Falls, MN 56241.

(9)  James Leitzinger’s address at Badger State Ethanol, LLC is 820 West 17th Street, Monroe, Wisconsin  53566.

(10) Includes the beneficial ownership of seven Directors and executive officers (except Mr. Kevin Stroup, who, with Mr. Wayne Mitchell, are both affiliated with Fagen, Inc. and collectively occupy one seat on the Board of Directors).

(11) Murex, N.A., Ltd.’s address is 15411 Knoll Trail, Suite 260, Dallas, TX 75248.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since our inception, we have engaged in several transactions with related parties.  We currently do not have outside Directors or unaffiliated members to evaluate related party transactions.  Management believes that these transactions were as favorable as those that could have been obtained in an arms-length transaction.

Fagen and ICM

On July 11, 2001, we entered into a contract with Fagen in which Fagen would provide services to us in connection with our plan to build an ethanol plant.  Under the terms of the contract, Fagen agreed to design and provide construction related services to us not to exceed $43.8 million.

Additionally, Fagen and ICM, Inc. have entered into a subcontractor relationship for the construction of the ethanol plant, whereby Fagen was the general contractor and ICM, Inc. was the subcontractor.

Fagen purchased 500 Class A member units in our public offering.  ICM also purchased 500 Class A member units as well as 100 Class B member units (which were converted to 100 Class A member units).  Fagen and ICM’s purchase of the units were for investment purposes, and are subject to the same terms and conditions, including restrictions on transfer, as all other investors.

Start-up Capital

We were capitalized with limited cash investments from Dr. Gary Kramer and Mr. John Malchine, our founders.  Dr. Kramer and Mr. Malchine each contributed $10,000 to us in exchange for 500 Class C member units. Dr. Kramer and Mr. Malchine paid $20 per unit.  These units have been converted to Class A member units.

Executive Salaries

We are currently compensating Gary Kramer, our chief executive officer, $100,000 per year pursuant to an oral agreement.  Prior to completion of the ethanol plant, we were compensating Dr. Kramer $36,000 per year.  We are compensating John L. Malchine $36,000 per year for his services.  Mr. Malchine was paid $60,000 in January, 2002, for services provided during 2001 and 2000.

Ethanol Agreement

We entered into a seven-year ethanol purchase and marketing agreement with Murex, N.A., Ltd. for the exclusive rights to purchase and market all ethanol produced by the plant.  Murex is a Class A member and has a representative on our Board of Directors.

Dried Distillers Grains and Solubles Agreement

We entered into a three-year purchase and marketing agreement with ICM Marketing, Inc. for the exclusive rights to purchase and market all of the distillers dried grains produced by the plant.  ICM Marketing was a prime subcontractor for the construction of the ethanol plant, is a Class A member, and has a representative on our Board of Directors.

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

•                  Our Directors’ decisions regarding various matters, including expenditures that we make for our business, reserves for accrued expenses, including officers salaries and reimbursement of Director’s expenses, loan covenants, capital improvements and contingencies that will effect the amount of cash available for distribution to members.  We have representatives of Fagen and ICM on the Board and engage in transactions with ICM and Fagen. Our expenditures, reserves and the amount of cash available for distribution may be affected by these transactions and our relationship to Fagen and ICM.

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

•                  John Malchine’s role on the Wisconsin Agriculture, Trade and Consumer Protection Board, and the Wisconsin Tax Commission.

•                  Our Directors or their affiliates may loan money to us for which we may pay interest up to a rate of prime plus 4%.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

Exhibits.  The following exhibits are filed as part of this report.  Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.	Exhibit
3.1	Articles of Organization of the registrant. Filed as Exhibit 3.1 to the registrant’s registration statement on Form SB-2 (Commission File 333-50568) and incorporated by reference herein.

3.2	Operating Agreement of the registrant. Filed as Exhibit 3.2 to the registrant’s registration statement on Form SB-2 (Commission File 333-50568) and incorporated by reference herein.

3.3

Amended and Restated Operating Agreement of the registrant. Filed as Exhibit 3.2 to the registrant’s February 27, 2001 amendment to the registration statement on Form SB-2 (Commission File 333-50568) and incorporated by reference herein.

3.4

Second Amended and Restated Operating Agreement of the registrant.  Filed as Exhibit 3.2 to the registrant’s March 29, 2001 amendment to the registration statement on Form SB-2 (Commission File 333-50568) and incorporated by reference herein.

4.1

Form of Class A Unit Certificate of the registrant.  Filed as Exhibit 4.1 to the registrant’s February 27, 2001 amendment to the registration statement on Form SB-2 (Commission File 333-50568) and incorporated by reference herein.

4.2

Form of Subscription Agreement of the registrant.  Filed as Exhibit 4.2 to the registrant’s February 27, 2001 amendment to the registration statement on Form SB-2 (Commission File 333-50568) and incorporated by reference herein.

4.3	Escrow Agreement. Filed as Exhibit 4.3 to the registrant’s February 27, 2001 amendment to the registration statement on Form SB-2 (Commission File 333-50568) and incorporated by reference herein.

4.4

Form of Class A Unit Certificate of the registrant.  Filed as Exhibit 4.1 to the registrant’s March 29, 2001 amendment to the registration statement on Form SB-2 (Commission File 333-50568) and incorporated by reference herein.

4.5

Form of Subscription Agreement of the registrant.  Filed as Exhibit 4.2 to the registrant’s March 29, 2001 amendment to the registration statement on Form SB-2 (Commission File 333-50568) and incorporated by reference herein.

4.6

Form of Subscription Agreement of the registrant.  Filed as Exhibit 4.2 to the registrant’s April 20, 2001 amendment to the registration statement on Form SB-2 (Commission File 333-50568) and incorporated by reference herein.

10.1

Agreement dated June 14, 2000 between Badger State Ethanol, LLC and U.S. Energy Services. Filed as Exhibit 10.4 to the registrant’s registration statement on Form SB-2 (Commission File 333-50568) and incorporated by reference herein.

10.2

Development Agreement dated October 11, 2000 between Badger State Ethanol, LLC and the City of Monroe, Wisconsin. Filed as Exhibit 10.5 to the registrant’s registration statement on Form SB-2 (Commission File 333-50568) and incorporated by reference herein.

10.3	Form of Teaming Agreement. Filed as Exhibit 10.6 to the registrant’s registration statement on Form SB-2 (Commission File 333-50568) and incorporated by reference herein.

10.4

Amendment to Development Agreement between Badger State Ethanol, LLC and the City of Monroe, Wisconsin. Filed as Exhibit 10.1 to the registrant’s quarterly report for the period ending March 31, 2001 on Form 10-QSB (Commission File 333-50568) and incorporated by reference herein.

10.5

Ethanol Purchase and Sale Agreement dated August 8, 2001, between Badger State Ethanol, LLC and Murex N.A., Ltd.  Filed as Exhibit 10.1 to the registrant’s quarterly report for the period ending September 30, 2001 on Form 10-QSB (Commission File 333-50568) and incorporated by reference herein.*

10.6

Purchase and Sale Agreement dated August 28, 2001, between Badger State Ethanol, LLC and ICM Marketing, Inc. Filed as Exhibit 10.2 to the registrant’s quarterly report for the period ending September 30, 2001 on Form 10-QSB (Commission File 333-50568) and incorporated by reference herein.*

10.7

Construction Loan Agreement dated August 28, 2001, by and between Badger State Ethanol, LLC and First National Bank of Omaha. Filed as Exhibit 10.3 to the registrant’s quarterly report for the period ending September 30, 2001 on Form 10-QSB (Commission File 333-50568) and incorporated by reference herein.

10.8	First Amendment to Construction Loan Agreement dated August 27, 2002, by and between First National Bank of Omaha and Badger State Ethanol, LLC.

10.9	Second Amendment to Construction Loan Agreement dated January 1, 2003, by and between First National Bank of Omaha and Badger State Ethanol, LLC.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.

Financial Statements.  An index to the financial statements included in this report appears at page F-1.  The financial statements appear at page F-2 through F-14 of this report.

Form 8-K.  None.

ITEM 14.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended), as of a date (the “Evaluation Date”) within 90 days before the filing date of this annual report, have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the Evaluation Date referred to above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2003	BADGER STATE ETHANOL, LLC

	By:	/s/ Gary L. Kramer
Gary L. Kramer
President and General Manager

In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

/s/ John L. Malchine	March 27, 2003
John L. Malchine
Chairman of the Board and Chief Executive Officer

/s/ Gary L. Kramer	March 27, 2003
Gary L. Kramer
Director, President and General Manager

/s/ Jeff Roskam	March 27, 2003
Jeff Roskam
Director and Vice President

/s/ David Kolsrud	March 27, 2003
David Kolsrud
Director and Secretary

/s/ Don Endres	March 27, 2003
Don Endres
Director and Treasurer

/s/ Wayne Mitchell	March 27, 2003
Wayne Mitchell
Director

/s/ Robert Wright	March 27, 2003
Robert Wright
Director

CERTIFICATIONS

I, John L. Malchine, certify that:

1. I have reviewed this annual report on Form 10-KSB of Badger State Ethanol, LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ John L. Malchine
John L. Malchine
Chief Executive Officer

I, James Leitzinger, certify that:

1. I have reviewed this annual report on Form 10-KSB of Badger State Ethanol, LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ James Leitzinger
James Leitzinger
Chief Financial Officer

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Members

Badger State Ethanol, LLC

We have audited the accompanying balance sheet of Badger State Ethanol, LLC as of December 31, 2002, and the related statements of operations, members’ equity, and cash flows for each of the two years in the period ended December 31, 2002.  These financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Badger State Ethanol, LLC as of December 31, 2002, and the results of its operations and its cash flows for each of two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Madison, Wisconsin
February 7, 2003

BADGER STATE ETHANOL, LLC

BALANCE SHEET

December 31, 2002

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$592,366
Accounts receivable	3,416,381
Inventories	1,751,243
Margin deposits	410,000
Other assets	272,017

Total current assets	6,442,007

PROPERTY AND EQUIPMENT, at cost
Plant buildings and equipment	44,816,297
Land improvements	1,170,214
Office buildings and equipment	448,518
46,435,029
Less accumulated depreciation and amortization	358,254
46,076,775

OTHER ASSETS	595,056

TOTAL ASSETS	$53,113,838

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Line of credit	$1,747,980
Current maturities of long-term debt	2,074,287
Accounts payable	1,908,619
Accrued liabilities	1,422,907

Total current liabilities	7,153,793

LONG-TERM DEBT, less current maturities	31,240,273

COMMITMEMTS AND CONTINGENCIES	—

MEMBERS’ EQUITY
Member contributions	17,859,787
Accumulated deficit	(3,140,015)
14,719,772

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$53,113,838

The accompanying notes are an integral part of this statement.

BADGER STATE ETHANOL, LLC

STATEMENTS OF OPERATIONS

Years ended December 31, 2002 and 2001

	2002	2001

Net sales and revenues	$10,125,926	$—
Cost of sales	10,889,768	—
Gross margin (loss)	(763,842)	—

Selling, general and administrative expenses	1,124,979	882,227

Operating loss	(1,888,821)	(882,227)

Interest expense	(398,165)	—
Interest income	6,521	130,530
Other income	22,745	—

Net loss	$(2,257,720)	$(751,697)

Net loss per unit – basic and diluted	$(114)	$(95)

Weighted average units outstanding	19,774	7,952

The accompanying notes are an integral part of these statements.

BADGER STATE ETHANOL, LLC

STATEMENTS OF MEMBERS’ EQUITY

Years ended December 31, 2002 and 2001

	Class A		Class B		Class C
	Members’ units	Amount	Members’ units	Amount	Members’ units	Amount	Accumulated deficit	Total

Balance, December 31, 2000	—	$—	720	$359,272	1,000	$17,522	$(130,598)	$246,196

Issuance of members’ units	18,054	18,054,000	—	—	—	—	—	18,054,000

Costs related to issuance of members’ units	—	(571,007)	—	—	—	—	—	(571,007)

Conversion of members’ units	1,720	376,794	(720)	(359,272)	(1,000)	(17,522)	—	—

Net loss	—	—	—	—	—	—	(751,697)	(751,697)

Balance, December 31, 2001	19,774	17,859,787	—	—	—	—	(882,295)	16,977,492

Net loss	—	—	—	—	—	—	(2,257,720)	(2,257,720)

Balance, December 31, 2002	19,774	$17,859,787	—	$—	—	$—	$(3,140,015)	$14,719,772

The accompanying notes are an integral part of these statements.

BADGER STATE ETHANOL, LLC

STATEMENTS OF CASH FLOWS

Years ended December 31, 2002 and 2001

	2002	2001

Cash flows from operating activities
Net loss	$(2,257,720)	$(751,697)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	357,102	1,152
Changes in operating assets and liabilities:
Accounts receivable	(3,416,381)	—
Inventories	(1,751,243)	—
Margin deposits	(410,000)	—
Other assets	(240,098)	(18,250)
Accounts payable	1,827,120	6,731
Accrued liabilities	1,422,907	—

Net cash used in operating activities	(4,468,313)	(762,064)

Cash flows from investing activities
Cost of property and equipment	(30,849,565)	(14,647,124)

Cash flows from financing activities
Net change in line of credit	1,747,980	—
Payments of financing fees	—	(608,725)
Proceeds from long-term debt financing	29,018,738	3,413,102
Payments on long-term debt financing	(55,620)	—
Proceeds from issuance of members’ units	—	18,054,000
Cost of issuing members’ units	—	(354,663)

Net cash provided by financing activities	30,711,098	20,503,714

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,606,780)	5,094,526

Cash and cash equivalents at beginning of year	5,199,146	104,620

Cash and cash equivalents at end of year	$592,366	$5,199,146

Supplemental disclosure of cash flow information:
Interest paid	$25,830	$—

Supplemental disclosure of noncash operating, investing and financing activities:
Construction payable for construction in progress	$—	$4,594,152

Purchases of equipment with long-term debt	269,725	—

Capitalized interest related to long-term debt	653,382	15,233

The accompanying notes are an integral part of these statements.

BADGER STATE ETHANOL, LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Badger State Ethanol, LLC (the company) was formed May 11, 2000 and operates a 40 million gallon ethanol plant in Wisconsin.  The plant began operations in October 2002.  The company sells its production of ethanol and related by-products domestically and operates in one business segment.

At December 31, 2001, the company was primarily involved in organizational activities and construction of the plant.  Accordingly, the company was considered to be in the development stage and the financial statements presented were those of a development stage enterprise.

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1.               Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

2.               Revenue Recognition

The company recognizes revenue at the time title to the goods and all risks of ownership transfer to customers.  This generally occurs upon the date of shipment.

The company expects to record revenue from federal and state incentive programs, related to the company’s production of ethanol.  Revenue from federal and state incentive payments will be earned and recognized by the company when it has produced the ethanol and completed all requirements of the applicable incentive program.  No federal or state incentive program revenue was recognized for the year ended December 31, 2002.

3.               Freight costs

The company reflects freight costs associated with shipping its products to customers as a component of cost of goods sold.

4.               Cash and Cash Equivalents

The company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

5.               Accounts Receivable

The company grants credit to customers in the normal course of business.  Management performs on-going credit evaluations of customers and maintains allowances for potential credit losses when required.  At December 31, 2002, the company believes all receivables are fully collectible.

6.               Concentrations of Credit Risk

The company’s cash balances are maintained in bank depositories primarily at one financial institution and exceed federally insured limits.  Accounts receivable are primarily with two customers and the company does not require collateral or other security to support these receivables.

7.               Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value, because of the relatively short maturity of these instruments.   The carrying value of long-term debt, including the current portion, approximates fair value due to either the interest being determined by variable rates, repricing periodically, or because the fixed rate approximates the current market rate of interest available to the company.  All derivative contracts are recorded at fair market value.

8.               Inventories

Inventories are stated at the lower of cost or net realizable value.  Costs are determined using the first-in, first-out (FIFO) method.

9.               Derivative Instruments

The company enters into derivative contracts to hedge the company’s exposure to price risk related to forecasted corn purchases, forward corn purchase contracts and forecasted ethanol sales.  The company does not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the December 31, 2002 balance sheet at their fair market value and are included in accrued liabilities.  On the date the derivative instrument is entered into, the company will designate the derivative as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge) or (3) will not designate the derivative as a hedge.  Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings.  Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings.  Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings.  At December 31, 2002 no derivative contracts were designated as hedges and all changes in market value have been recognized through cost of sales.  The company has recorded cost of sales of $809,921 related to its derivative contracts for the year ended December 31, 2002.

10.         Property and Equipment

Depreciation and amortization of property and equipment are provided in amounts sufficient to relate the cost of the related assets to operations over their estimated service lives using the straight-line method.  Depreciation and amortization for income tax reporting purposes are computed using accelerated methods.  The ranges of the estimated useful lives for the major classes of property and equipment are as follows:

Plant buildings and equipment	5 to 30 years
Land improvements	10 to 30 years
Office buildings and equipment	3 to 30 years

11.         Net Loss per Unit

Basic and diluted net loss per unit are computed by dividing the net loss by the weighted average units outstanding for the year.  At December 31, 2002, the company has no equity instruments that would be considered member unit equivalents for purposes of calculating net loss per unit.

12.         Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation.  These reclassifications had no effect on previously recorded net loss or members’ equity.

13.         Recent Accounting Pronouncements

In December 2002, the FASB issued FASB Interpretation 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  FIN 45 addresses the measurement and recognition of the fair value of a guarantee at its inception and provides new disclosures regarding the nature of any guarantees, the maximum potential amount of future guarantee payments, the current carrying amount of the guarantee liability, and the nature of any recourse provisions or assets held as collateral that could be liquidated and allow the guarantor to recover all or a portion of its payments in the event guarantee payments are required.  The initial recognition and measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002.  However, the disclosure requirements are effective for financial statement periods ending after December 15, 2002.  The company has complied with the disclosure requirements.

The company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE B - INVENTORIES

Inventories consist of the following at December 31, 2002:

Raw materials	$981,688
Work-in-process	282,552
Finished goods	487,003

Total inventories	$1,751,243

NOTE C - ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31, 2002:

Accrued interest	$372,335
Derivative liability	431,239
Accrued other	619,333

Total accrued liabilities	$1,422,907

The derivative liability represents the fair market value of the company’s open derivative instruments at December 31, 2002.

NOTE D - LINE OF CREDIT

The company has available a $3,500,000 line of credit with a financial institution expiring in August 2003.  At December 31, 2002, the company has outstanding borrowings of $1,747,980.  Borrowings outstanding under the line are collateralized by a general business security agreement.  Interest is payable monthly at a variable rate (effective rate of 5.25% at December 31, 2002).  Upon expiration of the current line of credit in August 2003, the company has the intent and believes it will have the ability to renew its line of credit.

NOTE E - LONG-TERM DEBT

Long-term debt as of December 31, 2002 consists of a construction loan, an electric utility note payable, and three notes payable related to vehicle purchases.

Effective January 1, 2003, the construction loan was converted to a term loan in the amount of $30,600,000.  Quarterly payments, including principal and interest, of $1,021,839 will begin on April 1, 2003 based upon a five-year amortization with a balloon payment due on the maturity date of January 1, 2008.  The term loan is structured as three notes and interest accrues monthly on the notes at both fixed and variable rates.  The fixed rate will accrue at 6.528% on $15,300,000 of the term loan and the variable rate will accrue on $15,300,000 of the term loan based on the prime rate (effective rate of 5.25% at December 31, 2002).  The amount outstanding on the construction loan is $29,672,120 at December 31, 2002.  The loan is collateralized by all assets of the company and contains various customary restrictions, including the maintenance of certain financial covenants.

The electric utility note payable is collateralized by equipment, inventory and a guarantee by the City of Monroe.  Interest, advanced as principal on the note payable, accrued monthly at 5.83% through the construction period up to a maximum loan amount of $3,600,000.  Monthly payments, including principal and interest, of $34,762 began November 1, 2002 based upon a ten-year amortization with a balloon payment due on the maturity date of November 1, 2007.   Interest accrues monthly on the loan at 3%.  The amount outstanding on the electric utility note payable is $3,548,411 at December 31, 2002.

The company has three notes payable with various institutions that are collateralized by a vehicle and equipment.  There is no interest on two of the notes payable and interest on the third note payable accrues monthly at 2.5%.  These notes expire at various dates through 2007.  The amount outstanding on these notes payable is $94,029 at December 31, 2002.

Future maturities of long-term debt as of December 31, 2002 are as follows:

Year ending December 31,
2003	$2,074,287
2004	2,778,162
2005	2,935,588
2006	3,079,047
2007	5,128,193
2008	17,319,283
$33,314,560

NOTE F - MEMBERS’ EQUITY

As specified in the company’s operating agreement, the company has three classes of member units:  Class A, Class B, and Class C.  Upon the closing of the Class A equity offering in 2001, all Class B member units (720) and Class C member units (1,000) converted to Class A units at the rate of one Class A unit for each Class B and C member unit held.

Class A member units have voting and income allocation rights based upon the number of units held.

NOTE G - COMMITMENTS

At December 31, 2002, the company had forward contracts to purchase approximately 3,004,000 bushels of corn at various prices and forward contracts to purchase approximately 117,500 bushels of corn that were not yet priced.  The company recorded an unrealized loss of $248,887 on open forward contracts that were priced at December 31, 2002.

The company leases railcars under operating leases requiring monthly payments of $6,750 through November 2003.  Total rent expense for all operating leases was $13,500 for 2002.  Future minimum lease payments under these leases as of December 31, 2002 is $67,500 for the year ending December 31, 2003.

NOTE H - RELATED PARTIES

The company’s general contractor and a subcontractor are members of the company and have representatives on the company’s Board of Directors.  The subcontractor also has exclusive rights to market the company’s distiller’s grains.  The company owed these members $500,000 as of December 31, 2002 for construction activities.  The company has made payments to them of $33,103,403 as of December 31, 2002. Sales for the year ended December 31, 2002 to the subcontractor were $1,968,351 and trade accounts receivable at December 31, 2002 were $432,767.

The company’s sole ethanol marketing company is a member and has a representative on the company’s Board of Directors.  Sales for the year ended December 31, 2002 to the member were $7,924,945 and trade accounts receivable at December 31, 2002 were $2,978,692.

In connection with the sales activities of the ethanol marketing company and the subcontractor, the company recorded expenses of  $735,273 related to railcar, freight and marketing fees.

NOTE I - RETIREMENT PLAN

Effective January 1, 2003, the company established a 401(k) Plan for all employees of the company.  The company may make profit sharing contributions to the plan which are at the discretion of the company’s Board of Directors.  No contributions were made in 2002.

NOTE J - MAJOR CUSTOMERS

The company has two major customers that accounted for 78% and 19% of net sales for the year ended December 31, 2002.

NOTE K - INCOME TAXES

Due to the company’s organization as a limited liability company, the income or loss of the company is reportable by the respective members on their personal income tax returns.  Therefore, no income tax provision has been included in the accompanying financial statements.