Form 10KSB/A
period 2002-12-31
BADGER STATE ETHANOL LLC
filed 2003-05-15
CIK 1128546

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB/A

AMENDMENT NO. 1 TO

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

Securities registered under Section 12(g) of the Exchange Act: None

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

DOCUMENTS INCORPORATED BY REFERENCE.

None.

i

AMENDED ITEMS

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-KSB of Badger State Ethanol, LLC (the “Company”) for the fiscal year ended December 31, 2002, is being filed for the purpose of amending and restating Items 1, 6, 9, 10, 11, 12, 13 and 14.  In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, the complete text of such Items, as amended, are set forth herein.  In addition to the filing with this Amendment No. 1 and pursuant to Rule 12b-15, the Company is including certain currently dated certifications.  The remainder of the Company’s Form 10-KSB is unchanged and is not reproduced in this Amendment No. 1.  This report speaks as of the original filing date of the Form 10-KSB and has not been updated to reflect events occurring subsequent to the original filing date.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements.  In addition, we may make forward-looking statements orally in the future by or on behalf of the Company. We undertake no responsibility to update any forward-looking statement.  When used, the words “believe,” “expect,” “will,” “can,” “estimate,” “anticipate” and similar expressions are intended to identify forward-looking statements.  Readers should not place undue reliance on any forward-looking statements and recognize that the statements are not predictions of actual future results.  Actual results could and likely will differ materially from those anticipated in the forward-looking statements due to risks and uncertainties.  These risks and uncertainties include, without limitation, the following and those business risks and factors described elsewhere in this report or our other Securities and Exchange Commission filings, our assumptions concerning financing requirements and future operations, our ability to obtain debt financing to finish construction and generate revenues, construction delays, changes in state and federal ethanol subsidies, our need for additional capital, our ability to manufacture our products on a commercial scale and in compliance with regulatory requirements, increased competition, and changes in government regulation.

RISK FACTORS

RISKS RELATED TO OUR FORMATION AND FINANCING PLAN

We are recently formed.

We are a start-up business venture, with limited history of operations, and we have an accumulated deficit.  There can be no assurance that we will be able to operate profitably.

We anticipate having substantial debt and debt service requirements.

We anticipate incurring substantial debt to implement our business plan. Therefore, we anticipate substantial debt and debt service requirements.  Since our capital structure will be highly leveraged, the amount of debt we plan to assume will have important consequences including:

•                  Our ability to borrow additional amounts for working capital, capital expenditures and other purposes will be limited or may not be available on terms favorable to us or at all;

•                  A substantial portion of our cash flows from operations will be used to pay interest and principal on our debt, which will reduce the funds that would otherwise be available to us for our operations and future business opportunities;

•                  We will be vulnerable to increases in prevailing interest rates;

•                  We may be substantially more leveraged than some of our competitors, which may place us at a competitive disadvantage;

•                  Our indebtedness is expected to be secured by all or substantially all of our assets, which means that there will be virtually no assets left for unit holders in the event of a liquidation; and

•                  Our substantial degree of leverage may limit our flexibility to adjust to changing market conditions, reduce our ability to withstand competitive pressures and make us more vulnerable to a downturn in general economic conditions or our business.

To service our debt, we will require a significant amount of cash and our ability to generate cash depends on many factors.

Our ability to repay our debt will depend on our financial and operating performance and on our ability to successfully implement our business strategy. We cannot assure you that we will be successful in implementing our strategy or in realizing our anticipated financial results. Our financial and operational performance depends on numerous factors including prevailing economic conditions and on certain financial, business and other factors beyond our control. We cannot assure you that our cash flows and capital resources will be sufficient to repay our anticipated debt obligations. In the event that we are unable to pay our debt service obligations, we may be forced to reduce or eliminate distributions or capital expenditures. We could be forced to sell assets, obtain additional equity capital or refinance or restructure all or a portion of our debt. In the event that we are unable to refinance our indebtedness or raise funds through asset sales, sales of equity or otherwise, our business would be adversely affected.

Our debt financing may contain numerous covenants, in which a breach may result in default.

Our debt obligations will likely contain a number of significant covenants. These covenants may limit our ability to, among other things:

•                  Incur additional indebtedness;

•                  Make capital expenditures in excess of prescribed thresholds;

•                  Make distributions to our unit holders, redeem or repurchase our units;

•                  Make various investments;

•                  Create liens on our assets;

•                  Utilize asset sale proceeds;

•                  Merge or consolidate or dispose of all or substantially all of our assets.

A breach of any of these covenants could result in default under our debt agreements. If we default on any of these covenants, and if not waived, a lender could rightfully accelerate our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to us.  This could cause us to cease operations.

RISKS RELATED TO DEVELOPMENT

Our agreements or understandings with Fagen, Inc., ICM Marketing, Inc. and Murex, N.A., Ltd. were not negotiated at arm’s length, we may not have obtained terms as favorable to us as those we could have obtained from third parties, and any claims that we may have against Fagen or ICM may be difficult for us to enforce.

We are heavily dependent upon the services that Fagen, ICM and Murex are providing. Without these services, we would not have been able to build our ethanol plant.  Representatives of Fagen, ICM, and Murex  also serve on our board, and have been involved in nearly all aspects of our formation, capital raising and operation to date.

Consequently, the terms of our agreements and understandings with them have not been negotiated at arm’s length, and therefore, there is no assurance that our arrangements with them are as favorable to us as those we could have obtained from unaffiliated third parties. Because of Fagen’s, ICM’s and Murex’s role in this project, and their representation on our board of directors, it could be difficult or impossible to enforce claims that we may have against these parties if, for example, one or both of them breaches agreements or understandings with us.

We are dependent on a development agreement with the City of Monroe, Wisconsin.

We have entered into a development agreement with the City of Monroe, Wisconsin, to construct the ethanol plant and for site improvements.  As part of the agreement, we have on-going obligations, including representing that the fair market value of the site will not be less than $10 million, or pay a nonperformance penalty not to exceed $280,000 per year and repaying up to $1.6 million of the City of Monroe’s tax incremental financing for site improvements through regular property tax assessments.  In connection with the agreement, we delivered a mortgage to the City of Monroe.  The mortgage secures our performance under the agreement.

RISKS RELATED TO ETHANOL PRODUCTION

Federal regulations and tax incentives concerning ethanol could expire or change, which could harm our business.

Congress currently provides certain federal tax incentives for oxygenated fuel producers and marketers, including those who purchase ethanol to blend with gasoline in order to meet federally mandated oxygenated fuel requirements. These tax incentives include, generally, an excise tax exemption from the federal excise tax on gasoline blended with at least 10 percent, 7.7 percent, or 5.7 percent ethanol, and income tax credits for blenders of ethanol mixtures and small ethanol producers. The ethanol industry depends on continuation of the federal ethanol subsidy. Without this subsidy, ethanol production could fall to near zero in Wisconsin and the nation. The federal subsidies and tax incentives are scheduled to expire September 30, 2007. Although these subsidies and tax incentives have been continued beyond their original and rescheduled expiration dates in the past, there can be no assurance that the federal subsidies and tax incentives to the ethanol industry continue beyond their scheduled expiration date or, if they continue, the incentives would continue at the same level. The elimination or reduction of the federal subsidy and tax incentives to the ethanol industry would have a material adverse impact on our business.

Wisconsin state producer incentive payment may not be available or could be modified which could harm our business.

Under a recently enacted Wisconsin producer payment program, the State of Wisconsin will pay certain ethanol producers $0.20 per gallon for up to 15,000,000 gallons of ethanol produced in Wisconsin in each 12 month period. The payments will be prorated if the State of Wisconsin has insufficient funds to pay all eligible ethanol producers $0.20 per gallon. A Wisconsin ethanol producer will be eligible for the payments if it has been producing ethanol in Wisconsin for fewer than 60 months, it produces more than 10,000,000 gallons of ethanol a year and it purchases the corn or other substances from which the ethanol is produced from Wisconsin sources. The maximum subsidy available to an ethanol producer under this program is $3,000,000 annually. We have applied with the Wisconsin Department of Agriculture, Trade and Consumer Protection to qualify for the statutory maximum of these ethanol producer payments. Additionally, if another ethanol plant came online and produced 10 million gallons of ethanol, it could qualify for the producer payment which would reduce the funds available to us. The Wisconsin legislature could reduce or eliminate these payments at any time. We intend to partially collateralize a substantial portion of our subordinated debt financing with these payments, and therefore, if these payments were eliminated or reduced, it would be very damaging to our business and prospects.

Operating our ethanol plant may require additional capital.

The processing of corn into ethanol and the marketing of ethanol and its byproducts are capital intensive and require substantial amounts of cash reserves. We may not generate sufficient operating cash to meet these capital requirements. We could need additional financing in order to compete in the ethanol industry. This financing will be senior in priority to the equity of investors, and we could be subject to restrictive covenants that could restrict our ability to pay cash distributions or limit our ability to grow our business by issuing additional securities or debt. If we obtain additional financing by issuing additional units, investors in this offering would suffer dilution of their units in our limited liability company. This could reduce the value of your units. There can be no assurance that additional financing would be available if required or, if available, that it would be on terms acceptable to us. If future financing were unavailable for any reason, we may be forced to discontinue operations.

The ethanol industry is very competitive.

While the ethanol industry has been growing, there is significant competition among ethanol producers. Nationally, ethanol production is concentrated in a few large companies. Investors should understand that the ethanol plant faces a competitive challenge from larger factories, from plants that can produce a wider range of products than our ethanol plant, and from other plants similar to our ethanol plant.

The ethanol plant will be in direct competition with other ethanol producers, many of which have greater resources than we currently have or will have in the future. Large ethanol producers such as Archer Daniels Midland, Minnesota Corn Processors and Cargill, among others, are capable of producing significantly greater quantities than the amount of ethanol we expect to produce. In addition, there are several Minnesota and other Midwestern regional ethanol producers which have recently formed, are in the process of forming, or are under consideration, which are or would be of a similar size and have similar resources to us. In light of such competition, there is no assurance that we can complete our project, or can successfully operate the ethanol plant if constructed.

The ethanol plant will also compete with producers of other gasoline additives having similar octane and oxygenate values as ethanol, such as producers of methyl tertiary butyl ether (“MTBE”), a petrochemical derived from methanol which costs less to produce than ethanol. Many major oil companies produce MTBE and because it is petroleum-based, its use is strongly supported by major oil companies. Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development. The major oil companies have significantly greater resources than we have to market MTBE, to develop alternative products, and to influence legislation and public perception of MTBE and ethanol. These companies also have sufficient resources to begin production of ethanol should they choose to do so.

To produce ethanol we intend to purchase significant amounts of corn that is subject to disease and other agricultural risks.

Ethanol production at our facility will require corn. Corn, as with most other crops, is affected by weather conditions. A significant reduction in the quantity of corn harvested due to adverse weather conditions, disease or other factors could result in increased corn costs with adverse financial consequences to us. Significant variations in actual growing conditions from normal growing conditions may adversely affect our ability to procure corn for the plant. We also have no definitive agreements with any corn producers to provide corn to the ethanol plant.

The price of corn is influenced by general economic, market and government factors. These factors include weather conditions, farmer planting decisions, domestic and foreign government farm programs and policies, global demand and supply. Changes in the price of corn can significantly affect our business. Generally, rising corn prices produce lower profit margins and therefore represent unfavorable market conditions. This is especially true if market conditions do not allow us to pass along increased corn costs to our customers. The price of corn has fluctuated significantly in the past and may fluctuate significantly in the future. We can not assure that we will be able to offset any increase in the price of corn by increasing the price of our products. If we cannot offset increases in the price of corn, our financial performance may be materially and adversely effected.

To produce ethanol, we will need a significant supply of water.

Water supply and water quality are important requirements to produce ethanol. To satisfy our water needs, we have drilled one 500,000 gallon-per-day well on the property.

We expect that the well will provide all of the water that we will need to operate the ethanol plant, but our estimates regarding water needs could be understated and we could need additional water. If we need more water, we will be

v

forced to find other sources and this could require us to spend additional capital which could harm our business and its prospects. Further, there can be no assurance that we will be able to find alternate sources of water at commercially reasonable prices, or at all.

Interruptions in our supply of energy could have a material adverse impact on our business.

Ethanol production also requires a constant and consistent supply of energy into the ethanol plant. If there is any interruption in our supply of energy or water for whatever reason, such as supply, delivery or mechanical problems, we may be required to halt production. If production is halted for any extended period of time, it will have a material adverse effect on our business. We have contracted with gas and electric utilities to provide our needed energy, but there can be no assurance that those utilities will be able to reliably supply the gas and electricity that we need. If we were to suffer interruptions in our energy supply, our business would be harmed.

Our success will depend on hiring and retaining key personnel.

Our success will depend in part on our ability to attract and retain competent personnel who will be able to help us achieve our goals. We must hire and retain qualified managers, accounting, human resources and other personnel to staff our business.  If we are unsuccessful in hiring and retaining productive and competent personnel, our business could be harmed.

We are subject to extensive environmental regulation.

Ethanol production involves the emission of various airborne pollutants, including particulate (PM10), carbon monoxide (CO), oxides of nitrogen (N0x) and volatile organic compounds. To operate the ethanol plant, we will need permits from the State of Wisconsin. In addition, Wisconsin authorities could impose conditions or other restrictions that could harm our business.

We are also be subject to regulations on emissions from the United States Environmental Protection Agency (“EPA”). Currently the EPA’s statutes and rules do not require us to obtain EPA approval in connection with the operation of the ethanol plant. Additionally, EPA and Wisconsin’s environmental regulations are subject to change and often such changes are not favorable to industry. Consequently, even if we have the proper permits at the present time, we may be required to invest or spend considerable resources to comply with future environmental regulations. We also could be subject to environmental nuisance or related claims by employees or property owners or residents in the vicinity of the ethanol plant arising from air or water discharges. Ethanol production has been known to produce an unpleasant odor to which surrounding residents could object. Claims or increased environmental compliance costs could harm our business.

Ethanol production is energy intensive, and we will need significant amounts of electricity and natural gas.

We have engaged U.S. Energy Services, Inc. to help us manage our natural gas and needs and to assist us in negotiating agreements to purchase natural gas.  We purchaser electricity from Alliant Energy Company but have not entered into any agreement.  In addition, natural gas and electricity prices have historically fluctuated significantly. Increases in the price of natural gas or electricity would harm our business by increasing our energy costs.

Our business is not diversified.

Our success depends largely upon our ability to timely complete and profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant.

We established an output contract with only one distributor, Murex, N.A., who will purchase all of the ethanol we produce; we contracted only with ICM Marketing, Inc. for the marketing and distribution of our feed products.

We will sell all of the ethanol we produce to one distributor, Murex, N.A., pursuant to an output contract. As a result, we are dependent on one distributor to sell our ethanol. If this distributor breaches our output contract or is not in the financial position to purchase all of the ethanol we produce, we will not have any readily available means to sell our ethanol and our financial performance will be adversely and materially effected. Our financial performance is dependent upon the financial health of the distributor we contract with.

We only contracted with ICM Marketing for the marketing and distribution of our feed products. We rely solely upon ICM Marketing to market and distribute our feed products. This is not an output contract and ICM Marketing will only purchase that portion of our feed products that they are able to sell. If ICM Marketing is unable to sell any portion of the feed products we produce, we will be left with feed products that must be disposed of. This may have a material adverse impact on our financial performance.

Further, ICM Marketing may also have different agreements with respect to compensation in their agreements with other entities that produce the same products that we do. It is possible that ICM’s ability or willingness to perform on our behalf could be impaired by the financial agreements that they may have with other entities not related to us.

Our operating results could fluctuate.

Our quarterly operating results could fluctuate significantly in the future as a result of a variety of factors many of which are outside our control. These factors include:

•                  Weather, supply and demand and other variables affecting the price and supply of corn;

•                  Changes in interest rates and availability of credit;

•                  Reliability and construction quality of the ethanol plant to permit it to operate at a level that we expect;

•                  Legislative changes in policy at the federal or state level concerning ethanol and gasoline additives to reduce emissions;

•                  Amount and timing of capital expenditures and other costs relating to maintenance or expansion of our operations;

•                  Technical difficulties in operating the ethanol plant;

•                  New products and new plants from ethanol producers or oil companies;

•                  General economic conditions, or economic events specific to agriculture, oil or automobile markets.

As a result of these factors, and other described in these risk factors, our operating results for any particular quarter may not be indicative of future operating results and you should not rely on them as indications of our future performance.

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

Seasonal Factors in Business

In an effort to improve air quality in regions where carbon monoxide and ozone are a problem, the United States federal government requires the use of gasoline with a higher oxygen content in these regions during the fall and winter.  Gasoline that is blended with ethanol has a higher oxygen content than gasoline that does not contain ethanol.  As a result, we expect moderate seasonality with respect to our gross profit margins on our fuel grade ethanol allowing us to, potentially, be able to sell our fuel grade ethanol at a premium during the mandated oxygenate period (which coincides with our third and fourth fiscal quarters).  Conversely, we expect our average sales price for fuel grade ethanol during the summer, when fuel grade ethanol is primarily used as an octane enhancer or a fuel supply extender, to be lower.  We primarily contract for six-month blending cycles to correspond to the different winter and summer market periods.

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

State Ethanol Supports

In part, the success of our business is dependent upon the availability of cash payments to ethanol producers from the State of Wisconsin under Wisconsin Statutes Section 20.115(3)(d) and 93.75 (referred to hereinafter as the “Producer Subsidy Payment”).  Under the Wisconsin Producer Subsidy Payment program, the State of Wisconsin will pay certain ethanol producers $.20 per gallon for up to 15,000,000 gallons of ethanol produced in Wisconsin in each 12 month period.  The Producer Subsidy Payments will be prorated if the State of Wisconsin has insufficient funds to pay all eligible ethanol producers $.20 per gallon.  If this occurs, we will receive less than $0.20 per gallon of ethanol produced.  Under the program, a Wisconsin ethanol producer is eligible for the payments if it has been producing ethanol in Wisconsin for fewer than 60 months, it produces more than 10,000,000 gallons of ethanol a year and it purchases the corn or other substances from which the ethanol is produced from local Wisconsin sources.  During 2002, the total subsidies available to all ethanol producers under the program were $2,950,000.  The maximum subsidy available to an ethanol producer under this program is the lesser of $3,000,000 annually or the total subsidies available to all eligible ethanol producers in each year.  We are currently eligible for the Producer Subsidy Payment and have applied to receive it.  Producer Subsidy Payment program is presently scheduled to expire in 2006.  Furthermore, the Producer Subsidy Payments could be eliminated or reduced by the Wisconsin legislature at any time.

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

As of December 31, 2002, we completed the construction of the rail spurs connecting them into an existing rail line.  The fair market value of the site, including improvements, as of December 31, 2002, was approximately $47 million.  Commencing January 1, 2003, we expect to begin repaying the City of Monroe’s tax incremental financing for site improvements through our regular property tax assessments, which we believe will be $280,000 per year.

In connection with the Development Agreement, we executed and delivered a mortgage to the City of Monroe.  The mortgage secured our performance of the on-going obligations.  The City of Monroe’s lien of the mortgage is subordinate to the mortgage lien of the lender providing primary financing for the initial construction of our ethanol plant but not to the interest of our equity holders.

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

U.S. PRODUCTION CAPACITY

million gallons per year (mmgy)

COMPANY	LOCATION	FEEDSTOCK	CURRENT CAPACITY (MMGY)	UNDER CONSTRUCTION/ EXPANSIONS (MMGY)

ACE Ethanol	Stanley, WI	Corn	15
Adkins Energy, LLC*	Lena, IL	Corn	40
A.E. Staley	Loudon, TN	Corn	65
AGP*	Hastings, NE	Corn	52
Agra Resources Coop, d.b.a. EXOL*	Albert Lea, MN	Corn	37
Agri-Energy, LLC*	Luverne, MN	Corn	21
Alchem Ltd. LLLP	Grafton, ND	Corn	10.5
Al-Corn Clean Fuel*	Claremont, MN	Corn	30
Algoma Ethanol^	Oshkosh, WI	Corn		20
Archer Daniels Midland	Decatur, IL	Corn	1070
	Cedar Rapids, IA	Corn
	Clinton, IA	Corn
	Columbus, NE	Corn
	Marshall, MN	Corn
	Peoria, IL	Corn
	Wallhalla, ND	Corn/barley
Badger State Ethanol, LLC*	Monroe, WI	Corn	40
Big River Resources, LLC*^	West Burlington, IA	Corn		40
Broin Enterprises, Inc.	Scotland, SD	Corn	9
Cargill, Inc.	Blair, NE	Corn	83
	Eddyville, IA	Corn	35
Central MN Ethanol Coop*	Little Falls, MN	Corn	20
Chief Ethanol	Hastings, NE	Corn	62
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	21	20
Commonwealth Agri-Energy, LLC*^	Hopkinsville, KY	Corn		20
Cornhusker Energy Lexington, LLC*^	Lexington, NE	Corn		42
Corn Plus*	Winnebago, MN	Corn	44
Dakota Ethanol, LLC*	Wentworth, SD	Corn	47
DENCO, LLC*	Morris, MN	Corn	20
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5
Ethanol 2000, LLP*	Bingham Lake, MN	Corn	30
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	45
Golden Cheese Company of California*	Corona, CA	Cheese whey	5
Golden Triangle Energy, LLC*	Craig, MO	Corn	20	20
Gopher State Ethanol	St. Paul, MN	Corn	15
Grain Processing Corp.	Muscatine, IA	Corn	10
Great Plains Ethanol, LLC*^	Chancellor, SD	Corn		40
Heartland Corn Products*	Winthrop, MN	Corn	35

COMPANY	LOCATION	FEEDSTOCK	CURRENT CAPACITY (MMGY)	UNDER CONSTRUCTION/ EXPANSIONS (MMGY)

Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	8
	Huron, SD	Corn	14
High Plains Corp.	York, NE	Corn/milo	50
	Colwich, KS		20
	Portales, NM		15
Husker Ag, LLC*	Plainview, NE	Corn	20
James Valley Ethanol, LLC^	Groton, SD	Corn		45
J.R. Simplot	Caldwell, ID	Potato waste	6
	Heyburn, ID
KAAPA Ethanol, LLC*^	Axtell, NE	Corn		40
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
Lincolnland Agri-Energy, LLC*^	Robinson, IL	Corn		40
Little Sioux Corn Processors, LLC*^	Marcus, IA	Corn		40
Manildra Energy Corp.	Hamburg, IA	Corn/milo/wheat starch	8
Merrick/Coors	Golden, CO	Waste beer	1.5
Michigan Ethanol, LLC	Caro, MI	Corn	45
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78
Midwest Grain Processors*	Lakota, IA	Corn	45
Miller Brewing Co.	Olympia, WA	Brewery waste	0.7
Minnesota Energy*	Buffalo Lake, MN	Corn	18
New Energy Corp.	South Bend, IN	Corn	95
Northeast Missouri Grain, LLC*	Macon, MO	Corn	22	18
Northern Lights Ethanol, LLC*	Big Stone City, SD	Corn	45
Permeate Refining	Hopkinton, IA	Sugars & starches	1.5
Pine Lake Corn Processors, LLC*^	Steamboat Rock, IA	Corn		20
Plover Ethanol	Plover, WI	Seed corn	4
Pro-Corn, LLC*	Preston, MN	Corn	40
Quad-County Corn Processors*	Galva, IA	Corn	18
Reeve Agri-Energy	Garden City, KS	Corn/milo	12
78th Street Ethanol, LLC	Blairstown, IA	Corn	5.5
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	14
Tall Corn Ethanol, LLC*	Coon Rapids, IA	Corn	45
Tri-State Ethanol Co., LLC*	Rosholt, SD	Corn	18
U.S. Energy Partners, LLC	Russell, KS	Milo/wheat starch	40
U.S. Liquids	Louisville, KY	Beverage waste	4
	Bartow, FL		4
	R. Cucamonga, CA		4
VeraSun Energy Corporation^	Aurora, SD	Corn		100
Williams Bio-Energy	Pekin, IL	Corn	100
	Aurora, NE	Corn	35
Wyoming Ethanol	Torrington, WY	Corn	5

Total Existing Capacity			2726.8
Total Under Construction/Expansions				505.0
Total Capacity			3231.8

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

PART II

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

Plan of Operation for the Next 12 Months

We expect to spend the next 12 months operating our ethanol plant.  We expect to have sufficient cash available from cash to cover our costs over the next 12 months, including staffing, office, audit, legal, compliance costs and working capital costs.  The following is our estimate of our costs and expenditures for the next 12 months.  It is only an estimate and our actual expenses could be much higher due to a variety of factors described in this report under the section entitled “Risk Factors.”

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

We expect to fund our costs and expenditures for the next 12 months using cash flow from continuing operations, drawing on our existing lines of credit and receiving up to $7.5 million from the United States Department of Agriculture Commodity Credit Corporation’s Bioenergy Program and cash supports from the State of Wisconsin under the Producer Subsidy Payment Program.

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

Liquidity and Capital Resources

As of December 31, 2002, we had cash and cash equivalents of $592,366, current assets of $5,442,007 and available unused lines of credit of $1,752,020.  In October 2002, we completed the construction of our plant and began operations.  During 2002, cash used in operating activities was $4,468,313 and cash paid for property and equipment was $30,849,545.  These activities were substantially financed through increases of $1,747,980 in our line of credit and long-term debt financing of $29,018,738.

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

Our gross loss on sales of $763,842 for the year ended December 31, 2002 was adversely impacted by manufacturing expenses recorded as cost of sales during the fourth quarter prior to the plant operating at full capacity, additional cost of sales of $809,921 related to derivative contracts and lower than expected ethanol pricing received by the company.  We expect margins to improve in 2003 as our plant is expected to operate at or near full capacity.  Gross margin (loss) on ethanol sales is highly dependent on the cost of corn and natural gas, the companies hedging contracts and the sales price of ethanol and will fluctuate from quarter to quarter. The sales price of ethanol is volatile, but tends to vary with the wholesale price of gasoline.  Corn prices generally vary with regional grain supplies, and can be significantly affected by weather, storage, planting and carryout projections, government loan programs, exports, and other national and international market conditions.

We believe that state and federal government subsidies will have a positive impact on our gross margin in 2003.  However, at December 31, 2002, the company is unable to reasonably estimate the amount to be received due to uncertainty of the final funding of the applicable state and federal programs and more specifically the amount to be allocated to us.

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

*Mr. Wayne Mitchell and Mr. Kevin Stroup collectively occupy the Fagen, Inc.’s seat on the Board of Directors.  They may attend Board meetings but are entitled to only one vote on matters coming before the Board.  Except to the extent that such liability is otherwise limited as set forth in the Second Amended and Restated Operating Agreement of the Company, each of Mr. Mitchell and Mr. Stroup is liable for actions taken in his capacity as director.

John L. Malchine, Chairman of the Board and Chief Executive Officer

Mr. Malchine has served on our Board of Directors since May 2000. His term as a Director expires in 2003.  Approximately seventy percent of Mr. Malchine’s professional time is devoted to his capacity as Chairman of the Board and Chief Executive Officer.  Mr. Malchine assumed the role of Chief Executive Officer of the Company on August 30, 2001.  From 1989 to March 2001, he served as president and co-owner of Norway Associates, Inc., a private real estate company that develops real estate projects for clinics. Norway Associates is currently inactive. From 1954 to 1994, Mr. Malchine was a self-employed farmer. From 1995 to the present, Mr. Malchine has been the chairman of the Wisconsin Agriculture, Trade and Consumer Protection Board. From 1997 to the present, he has also been a member of the Board of the Wisconsin Tax Commission, which regulates agricultural assessments in Wisconsin. From 1983 to the present, he has been a member of the Board of Directors of a unit of M & I Bank, in Burlington, Wisconsin, and is currently chairman of the loan committee. Mr. Malchine is also on the Board of Governors of the Southern Region of the Aurora Health Care System, which owns three hospitals and 21 clinics in southern Wisconsin. Mr. Malchine was elected to the Board of Adkins Energy in February 2000. He resigned in April 2000 from Adkins, and the cooperative redeemed his investment without interest.

Gary L. Kramer, D.V.M., President, General Manager and Director

Dr. Kramer has served on our Board of Directors since May 2000. His term as a Director expires in 2004.  Mr. Kramer devotes all of his professional time to his capacity as President, General Manager and Director.  From 1973 to 2001, Dr. Kramer was a veterinarian, and recently retired as president and senior partner at Chapin, Sutter, Chapin, Ltd., of Lena, Illinois, a veterinary service corporation employing eight veterinarians. He received a doctorate in Veterinary Medicine from Iowa State University. Prior to co-founding Badger State Ethanol, Dr. Kramer served as President of the Adkins Energy Cooperative from December 1998 to April 2000. Adkins Energy Cooperative was formed in May 1996 to build a 30 million gallon dry mill ethanol plant in Lena, Illinois. The Adkins site is approximately 20 miles from our Monroe site. Dr. Kramer invested in this farmers cooperative in 1997. He was appointed to fill a vacancy on the Board of Directors in August 1997. In November 1998, he was elected to the Board by the members to serve a three year term. He was elected president of the Board in December 1998 and re-elected in March 2000. Dr. Kramer resigned from the Adkins Board in April 2000, and the cooperative redeemed his investment, without interest. At the time of his resignation, the proposed Adkins ethanol project had not been constructed, although the cooperative was continuing its efforts and negotiations to secure necessary commitments and contracts to complete the project. Dr. Kramer received no compensation from Adkins for his service other than reimbursement of out-of-pocket expenses of approximately $4,600. Dr. Kramer has also served as a member of a number of professional organizations, and has served on other profit and non-profit Boards, including the American Veterinary Medical Association, American Association of Bovine Practitioners, Illinois Veterinary Medical Association, Northern Illinois Veterinary Medical Association and the Lena Park District Board

Jeff Roskam, Vice-President and Director

Mr. Roskam has served on our Board of Directors since May 2000.  He occupies ICM’s permanent seat on the Board of Directors.  Approximately five percent of his professional time is devoted to his capacity as Vice-President and Director of the Company.  Mr. Roskam assumed his role as Vice-President and Director on August 30, 2001.  He has served as Senior Vice President of ICM, Inc. since March 1997. Prior to joining ICM, he served as operations manager from October 1996 to February 1997 for Renewable Oxygenates, Inc., which produced ethanol from whey and potato paste. From March 1994 to October 1996, he worked as an engineer at Broin & Associates, Inc. where he served as Project Manager on the development and management of several ethanol plants. Prior to joining Broin & Associates, Inc. he served as Reverse Osmosis Production Manager for EBCO, Inc., an Ohio drinking water equipment manufacturer, and as Vice President of Operations for Pure-Best Water, Inc., a California beverage company. Prior to that, Mr. Roskam served as assistant manager for Household Finance Corporation. Mr. Roskam has a B.A. degree in Finance from Iowa State University.

David Kolsrud, Secretary and Director

Mr. Kolsrud has served on our Board of Directors since August 2001. His term as a Director expires in 2002. Approximately five percent of his professional time is devoted to his capacity as Secretary and Director of the Company.  Mr. Kolsrud is the General Manager and a member of the Board of Directors of CORN–er Stone Farmers Cooperative, which he founded in 1995 and served as Chairman until 2000. Mr. Kolsrud also continues to work as a self-employed farmer, an occupation he has had since 1973. He also serves as Chairman of the Valley Springs Farmers Cooperative, a farm supply co-op in Valley Springs, South Dakota. He has served on that Board for 15 years and served as Chairman for the past 12 years. He formerly served as the Chairman of the Minnesota Coalition for Ethanol. Mr. Kolsrud also serves on the Board of Governors of AGRI-Energy, LLC (a 12 million gallon a year ethanol facility in Luverne, Minnesota). He has served on that Board since 1997 and served as its Vice President until 1999.

Don Endres, Treasurer and Director

Mr. Endres has served on our Board of Directors since August 2001.  His term as a Director expires in 2004. Approximately five percent of his professional time is devoted to his capacity as Treasurer and Director of the Company.  Mr. Endres currently serves on the Board of Directors of Glacial Lakes Energy and First National Bank Venture Capital. He is currently Chairman of the Brookings Chamber e-commerce committee. Mr. Endres is also the President of VeraSun Energy Corporation, a company he founded in June 2001. Prior to forming VeraSun, he served as Chief Executive Officer of ExpressGold.com, Inc., a company he co-founded in 1997. ExpressGold.com merged with Cybersource Corporation in 2000. Prior to that, Mr. Endres served as President and General Manager of Special Teams, Inc., a company he founded in 1985. Special Teams was acquired by the American Express Company in 1995, and Mr. Endres served as President of American Express Special Teams until 1997. He has also served on the Board of Directors of CoEv, Inc., a magnetic component company, until its merger with Tyco International Ltd. in 2000. Mr. Endres graduated from South Dakota State University with a degree in Animal Science and minors in Computer Science and Economics. In 2001, he was recognized by South Dakota State University’s College of Engineering as “Entrepreneur of the Year.”

Wayne Mitchell, Director

Mr. Mitchell has served on our Board of Directors since May 2001, when he was appointed to fill the Fagen, Inc. seat. He occupies Fagen, Inc.’s permanent seat on the Board of Directors. Approximately five percent of his professional time is devoted to his capacity as a Director of the Company.  Mr. Mitchell is Vice President,

Technology and Business Development for Fagen, Inc. and has worked for Fagen since June 2000.  Prior to joining Fagen, he served as Process Team Leader from may 1998 to June 2000 for Reilly Industries, Inc., where he directed multidisciplinary teams engaged in chemical process research and owner of Solid Rock Consulting, LLC, a private company providing consulting services to the ethanol industry.  Solid Rock Consulting is currently inactive.  From May 1996 to May 1998, he worked as Plant Manager and Quality Assurance Manager for Micronutrients, LLC, an animal feed supplement manufacturer.  From January 1993 to May 1996, he served as the Design Engineer for Broin and Associates, Inc. where he performed detailed process design and start-up of dry grind ethanol plants.  Prior to joining Broin, he served as senior environmental project engineer for Heritage Environmental Services, Inc. where he was involved in environmental consulting and project management at major oil refineries.  Prior to that, Mr. Mitchell served as an area manager for Ethyl Corporation. Mr. Mitchell also serves on the Board of Directors of Golden Triangle Energy, LLC, an ethanol plant in Craig, Missouri, and Husker Ag Processing, LLC, an ethanol plant under construction in Plainview, Nebraska.  Mr. Mitchell has a B.S. in Chemical Engineering from the University of Wisconsin-Madison.

Robert Wright, Director

Mr. Wright has served on our Board of Directors since August 2001. His term as a Director expires in 2003. Approximately five percent of his professional time is devoted to his capacity as a Director of the Company.  Mr. Wright has served as the President, Chief Executive Officer and a principal shareholder of Murex N.A. since May 1992. Murex is a marketer of gasoline “blendstocks,” such as fuel grade Ethanol, MTBE, Toluene, Methanol and Alkylate, to independent and major refiners in the United States. Mr. Wright is a graduate of Ohio State University with a degree in Chemical Engineering and the University of Toledo with a Masters in Business Administration.

Kevin Stroup, Director

Mr. Stroup has served on our Board of Directors since May 2001, when he was appointed to fill the Fagen, Inc. seat. As described above, Mr. Wayne Mitchell and Mr. Kevin Stroup collectively occupy one seat on the Board of Directors, which is Fagen, Inc.’s permanent seat on the Board of Directors. Approximately five percent of his professional time is devoted to his capacity as a Director of the Company.  Mr. Stroup is a partner in the law firm of Christianson, Stoneberg, Giles & Stroup, P.A. in Marshall, Minnesota, where he has been employed since 1986.  Mr. Stroup practices in the areas of business law and transactions, including commercial litigation.  Mr. Stroup is a 1985 graduate of the University of Minnesota Law School and 1982 graduate of Southwest State University in Marshall, Minnesota, where he received a B.A. degree in history.  Mr. Stroup currently serves on the Board of Directors of the Granite Falls Bank, Granite Falls, Minnesota, and the Foundation Board for Southwest State University, Marshall, Minnesota.  Mr. Stroup just completed a one-year term as President of the 9th District Bar Association of the State of Minnesota.

James Leitzinger, Chief Financial Officer

Mr. Leitzinger has served as our Chief Financial Officer since July, 2002.  Previously, Mr. Leitzinger served as the Director of Finance for the City of Freeport, IL for approximately two years.  Prior to that, Mr. Leitzinger was employed as the Controller for Agri-Tech FS, Inc. from 1990 until 2000, and as the controller for Widen Colourgraphics, LTD from 1988 to 1990.  Mr. Leitzinger graduated from Edgewood College in Madison, Wisconsin.

ITEM 10.  EXECUTIVE COMPENSATION

Gary Kramer serves as our President and General Manager.  He was compensated as an independent contractor at the rate of $3,000 each month during 2002 until the end of July, 2002.  In August, 2002, Dr. Kramer became employed by us at a base salary of $100,000 per year.  John Malchine serves as Chief Executive Officer and, in January 2002, was compensated $60,000 by us for services he provided to us as an independent contractor in 2000 and 2001.  Mr. Malchine became employed by us in October, 2002 at a base salary of $3,000 each month.  On July 22, 2002, we hired James Leitzinger as our Chief Financial Officer.  Mr. Leitzinger receives a base salary of $65,000 per year.

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

The following table shows the compensation that we paid to our officers for services that they rendered to us.

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary		Bonus	Other	Restricted Stock Awards	Securities Underlying Options/SARS	LTIP Payout	All Other Compensation
John L. Malchine	2000	$24,000	[1]	$0	$0	$0	$0	$0	$0
Chief Executive	2001	$36,000	[1]	$0	$0	$0	$0	$0	$0
Officer	2002	$9,000		$0	$0	$0	$0	$0	$0

Gary Kramer	2000	$24,000		$0	$0	$0	$0	$0	$0
President and	2001	$36,000		$0	$0	$0	$0	$0	$0
General Manager (formerly Chief Executive Officer)	2002	$62,154		$0	$0	$0	$0	$0	$0

James Leitzinger	2000	$—		$—	$—	$—	$—	$—	$—
Chief Financial	2001	$—		$—	$—	$—	$—	$—	$—
Officer	2002	$28,750		$0	$0	$0	$0	$0	$0

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

Title

Name and Address Beneficial Owner

Amount and Nature of Beneficial Owner

Percent of Class

Director & Executive Officer	John L. Malchine	[1]	600	3.03%
Director & Executive Officer	Gary L. Kramer	[2]	920	4.65%
Director	Jeff Roskam	[3]	0	0.00%
Director	David Kolsrud	[4]	50	0.25%
Director	Don Endres	[5]	2,000	10.11%
Director	Wayne Mitchell	[6]	0	0.00%
Director	Robert Wright	[7]	1,000	5.06%
Director	Kevin Stroup	[8]	0	0.00%
Chief Financial Officer	James Leitzinger	[9]	0	0.00%
Director & Executive Officersas a group	All executive officers and directors	[10]	4,570	23.11%
Beneficial Owner	Murex, N.A., Ltd.	[11]	1,000	5.06%

[1]  John Malchine’s address at Badger State Ethanol, LLC is 820 West 17th Street, Monroe, Wisconsin  53566.  Beneficial ownership includes 500 units owned individually and 100 units owned in joint tenancy.

[2]  Gary Kramer’s address at Badger State Ethanol, LLC is 820 West 17th Street, Monroe, Wisconsin  53566.  Beneficial ownership includes 520 units owned individually and 400 units owned by arrangement.

[3]  Jeff Roskam’s address at ICM, Inc. is 310 North First Street, P.O. Box 397, Colwich, KS 67030.

[4]  David Kolsrud’s address is RR 1 Box 58, Beaver Creek, MN 56116.

[5]  Don Endres’ address is 100 22nd Ave., Suite 103, Brookings, SD 57006.

[6]  Wayne Mitchell’s address at Fagen, Inc. is 501 W. Hwy 212 P.O. Box 159, Granite Falls, MN 56241.

[7]  Robert Wright’s address at Murex, N.A., Ltd. is 15411 Knoll Trail, Suite 260, Dallas, TX 75248.  This amount includes 1,000 units owned by Murex, N.A., Ltd.,  for which Mr. Wright disclaims beneficial interest.

[8]  Kevin Stroup’s address at Fagen, Inc. is 501 W. Hwy 212 P.O. Box 159, Granite Falls, MN 56241.

[9]  James Leitzinger’s address at Badger State Ethanol, LLC is 820 West 17th Street, Monroe, Wisconsin  53566.

[10] Includes the beneficial ownership of seven Directors and executive officers (except Mr. Kevin Stroup, who, with Mr. Wayne Mitchell, are both affiliated with Fagen, Inc. and collectively occupy one seat on the Board of Directors).

[11] Murex, N.A., Ltd.’s address is 15411 Knoll Trail, Suite 260, Dallas, TX 75248.

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

Ethanol Agreement

We entered into a seven-year ethanol purchase and marketing agreement with Murex, N.A., Ltd. for the exclusive rights to purchase and market all ethanol produced by the plant.  Murex is a Class A member and has a representative on our Board of Directors.  Under the agreement, we have agreed to provide Murex with estimates of our production. Murex has agreed to purchase and deliver all the ethanol produced by the plant.

The agreement with Murex automatically renews for one-year terms after the initial seven-year term unless either party provides notice prior to the renewal anniversary date.  In addition, the agreement may be terminated by either party in the event of the other party’s insolvency, force majeure for at least a period of twelve months, or the default, which is not cured, by the other party in the performance of any term or covenant.  We may also terminate the agreement, following a decision of an arbitrator, if Murex breaches its obligation to use its best efforts to obtain for us the highest purchase price available for ethanol, after considering its own resale costs and transportation costs.

Dried Distillers Grains and Solubles Agreement

We entered into a three-year purchase and marketing agreement with ICM Marketing, Inc. for the exclusive rights to purchase and market all of the distillers dried grains produced by the plant.  ICM Marketing was a prime subcontractor for the construction of the ethanol plant, is a Class A member and has a representative on our Board of Directors.  Under the agreement, ICM has agreed to purchase all of the wet distiller’s grains with solubles and the dried distiller’s grains with solubles produced at the ethanol production plant.  We are obligated to provide ICM a production schedule, the labor, equipment and facilities to meet ICM’s loading schedule and to reserve storage space for the products.  ICM has agreed to use its commercially reasonable efforts to achieve the highest resale price available under prevailing market conditions, in ICM’s and our reasonable judgment.

The initial term of the agreement with ICM is for three years, but it will automatically renew for successive one-year terms unless either party provides notice that it elects not to renew the agreement. The agreement may be terminated by the nondefaulting party in the event of default, which includes the failure to make payment when due, a default in the performance of a party’s covenants and agreements and the insolvency of a party.

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

Exhibit No.	Exhibit
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

Dated: May 13, 2003	BADGER STATE ETHANOL, LLC

	By:	/s/ Gary L. Kramer
Gary L. Kramer
President and General Manager

CERTIFICATIONS

I, John L. Malchine, certify that:

1.             I have reviewed this annual report on Form 10-KSB/A of Badger State Ethanol, LLC;

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

Date: May 13, 2003

/s/ John L. Malchine
John L. Malchine
Chief Executive Officer

I, James Leitzinger, certify that:

1.             I have reviewed this annual report on Form 10-KSB/A of Badger State Ethanol, LLC;

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

Date: May 13, 2003

/s/ James Leitzinger
James Leitzinger
Chief Financial Officer