Form 10QSB
period 2003-03-31
BADGER STATE ETHANOL LLC
filed 2003-05-15
CIK 1128546

UNITED STATES

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒         QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

(608) 329-3900
(Issuer’s telephone number, including area code)

2443 Bethel Road, Monroe, Wisconsin 53566
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

As of May 7, 2003, the Company has issued 19,774 Class A membership units.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

BADGER STATE ETHANOL, LLC

FORM 10-QSB QUARTERLY REPORT FOR THE QUARTER ENDED

March 31, 2003

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BADGER STATE ETHANOL, LLC

CONDENSED BALANCE SHEET

(Unaudited)

March 31, 2003
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,232,198
Accounts receivable:
Trade	3,553,401
Incentives	1,632,292
Inventories	1,823,818
Other assets	1,429,572

Total current assets	9,671,281

PROPERTY AND EQUIPMENT, at cost
Plant buildings and equipment	44,816,297
Land improvements	1,170,214
Office buildings and equipment	464,018
46,450,529
Less accumulated depreciation and amortization	894,735
45,555,794

OTHER ASSETS	885,576

TOTAL ASSETS	$56,112,651

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Line of credit	$3,037,351
Current maturities of long-term debt	2,677,064
Accounts payable	1,606,170
Accrued liabilities	1,071,522

Total current liabilities	8,392,107

LONG-TERM DEBT, less current maturities	31,480,313

COMMITMENTS AND CONTINGENCIES	—

MEMBERS’ EQUITY
Member contributions	17,859,787
Accumulated deficit	(1,619,556)
16,240,231

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$56,112,651

The accompanying notes are an integral part of this statement.

BADGER STATE ETHANOL, LLC

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2003	Three months ended March 31, 2002

Sales and revenues	$16,548,916	$
Cost of sales	13,842,270
Gross margin	2,706,646

Selling, general and administrative expenses	670,993	122,117

Operating income (loss)	2,035,653	(122,117)

Interest expense	(515,659)
Interest income	465	6,477

Net income (loss)	$1,520,459	$(115,640)

Net income (loss) per unit – basic and diluted	$76.89	$(5.85)

Weighted average units outstanding	19,774	19,774

The accompanying notes are an integral part of these statements.

BADGER STATE ETHANOL, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2003	Three months ended March 31, 2002

Cash flows from operating activities
Net income (loss)	$1,520,459	$(115,640)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	551,961	524
Changes in operating assets and liabilities:
Accounts receivable	(1,769,312)	9,298
Inventories	(72,575)	—
Other assets	(747,555)	(180,648)
Accounts payable	(302,449)	137,976
Accrued liabilities	(351,385)	—

Net cash used in operating activities	(1,170,856)	(148,490)

Cash flows from investing activities
Cost of property and equipment	(15,500)	(7,691,679)

Cash flows from financing activities
Net change in line of credit	1,289,371	—
Payments of financing fees	(306,000)	—
Proceeds from long-term debt financing	927,882	2,641,023
Payments on long-term debt financing	(85,065)	—

Net cash provided by financing activities	1,826,188	2,641,023

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	639,832	(5,199,146)

Cash and cash equivalents at beginning of period	592,366	5,199,146

Cash and cash equivalents at end of period	$1,232,198	$—

Supplemental disclosure of cash flow information:
Interest paid	$399,018	$—

Supplemental disclosure of noncash operating, investing and financing activities:
Construction payable for construction in progress	$—	$7,718,655

Capitalized interest related to long-term debt	—	64,888

The accompanying notes are an integral part of these statements.

BADGER STATE ETHANOL, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2003

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Badger State Ethanol, LLC (the company) was formed May 11, 2000 and operates a 40 million gallon ethanol plant in Wisconsin.  The plant began operations in October 2002.  The company sells its production of ethanol and related by-products domestically and operates in one business segment.

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the company’s audited financial statements for the year ended December 31, 2002, contained in the company’s annual report on Form 10-KSB for 2002.

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary to present fairly the company’s financial position, results of operations and cash flows for the periods indicated.  The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results expected for the full year.

NOTE B – INVENTORIES

Inventories consist of the following at March 31, 2003:

Raw materials	$1,213,089
Work-in-process	293,135
Finished goods	317,594

Total inventories	$1,823,818

NOTE C – DERIVATIVE INSTRUMENTS

The company enters into derivative contracts to hedge the company’s exposure to price risk related to forecasted corn purchases, forward corn purchase contracts and forecasted ethanol sales.  The company does not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the March 31, 2003 balance sheet at their fair market value.

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

At March 31, 2003 no derivative contracts were designated as hedges and all changes in market value have been recognized through cost of sales.  The company has recorded a reduction to cost of sales of $146,777 related to its derivative contracts for the three months ended March 31, 2003.

NOTE D – GOVERNMENT INCENTIVE PAYMENTS

The company recognizes revenue from federal and state incentive payments when all requirements of the program have been met and payments are assured.  At March 31, 2003, the company has recorded revenue of $1,632,292 related to incentive payments to be received under the State of Wisconsin Producer Subsidy Payment program.  The company received the payment in April 2003.

NOTE E – RELATED PARTIES

The company’s general contractor and a subcontractor are members of the company and have representatives on the company’s Board of Directors.  The subcontractor also has exclusive rights to market the company’s distillers grains.  The company owed these members $500,000 as of March 31, 2003 for construction activities.  Sales for the three months ended March 31, 2003 to the subcontractor were $2,621,319 and trade accounts receivable at March 31, 2003 were $307,081.

The company’s sole ethanol marketing company is a member and has a representative on the company’s Board of Directors.  Sales for the three months ended March 31, 2003 to the member were $12,160,846 and trade accounts receivable at March 31, 2003 were $3,246,320.

NOTE F – NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities, that addresses consolidation by business enterprises of variable interest entities.  This pronouncement is currently not anticipated to have a material effect on the company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis or Plan of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements.  In addition, we may make forward-looking statements orally in the future by or on behalf of the Company. We undertake no responsibility to update any forward-looking statement.  When used, the words “believe,” “expect,” “will,” “can,” “estimate,” “anticipate” and similar expressions are intended to identify forward-looking statements.  Readers should not place undue reliance on any forward-looking statements and recognize that the statements are not predictions of actual future results.  Actual results could and likely will differ materially from those anticipated in the forward-looking statements due to risks and uncertainties.  These risks and uncertainties include, without limitation, the following and those business risks and factors described elsewhere in this report or our other Securities and Exchange Commission filings, our assumptions concerning financing requirements and future operations, changes in state and federal ethanol subsidies, our need for additional capital, our ability to manufacture our products on a commercial scale and in compliance with regulatory requirements, increased competition, and changes in government regulation.

RISK FACTORS

RISKS RELATED TO OUR FORMATION AND FINANCING PLAN

We are recently formed.

We are a start-up business venture, with limited history of operations, and we have an accumulated deficit.  There can be no assurance that we will be able to operate profitably.

We have incurred substantial debt and debt service requirements.

We have incurred substantial debt to implement our business plan. Therefore, we have substantial debt and debt service requirements.  Since our capital structure will be highly leveraged, the amount of debt we have incurred will have important consequences including:

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

We expect that the well will provide all of the water that we will need to operate the ethanol plant, but our estimates regarding water needs could be understated and we could need additional water. If we need more water, we will be forced to find other sources and this could require us to spend additional capital which could harm our business and its prospects. Further, there can be no assurance that we will be able to find alternate sources of water at commercially reasonable prices, or at all.

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

Application of Critical Accounting Policies

Accounting policies, methods and estimates are an integral part of our financial statements and are based upon management’s current judgments. Certain accounting policies, methods and estimates are particularly important because of their significance to the financial statements. Note A of the Notes to Financial Statements included in the Annual Report on Form 10-KSB includes a summary of the more significant accounting policies and methods we use. The following is a discussion of what we believe to be the most critical of these policies and methods.

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

Our derivative contracts are recorded in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. At March 31, 2003, none of our derivative contracts are designated as hedges as defined within SFAS No. 133 for the purpose of applying hedge accounting. Accordingly, all the company’s derivative contracts at March 31, 2003 are recorded at fair market value with changes in the fair value of the derivatives recorded in current period earnings.

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

Insurance	$476,890
Selling, General and Administrative	$7,170,079
Principal and Interest	$4,629,190
Production	$50,208,078
Total	$62,484,237

We anticipate spending approximately $62.5 million over the next 12 months.  Of that amount, we estimate that we will spend approximately: (i) $476,890 on directors and officers’ insurance, general commercial liability, worker’s compensation and property insurance; (ii) $7,170,079 on selling, general and administrative expenses, including management salaries, out-of-pocket reimbursements and general office expenses; and (iii) $4,629,190 on principal and interest payments.

We intend to hire staff only as needed for the direct operations and administration of our ethanol business, such as production, shipping, and receiving.  We currently employ one individual to make sales of distillers grains to the local market.  We intend to rely on third-party marketing arrangements, and pay commissions to marketing agents to market and sell our products.

We expect to fund our costs and expenditures for the next 12 months using cash flow from continuing operations, drawing on our existing lines of credit and receiving cash supports from the State of Wisconsin under the Producer Subsidy Payment Program and from the United States Department of Agriculture Commodity Credit Corporation’s Bioenergy Program.

Our primary raw material is corn.  Early in the year ended December 31, 2002, we implemented a new Grain Risk Management Program.  This program’s stated objective is to stabilize our cost of grain and to generate more predictable margins.

Operation of our ethanol production facilities requires the purchase of corn, and the sale of fuel-grade ethanol. Accordingly, assuming ongoing operations, we are naturally “short” on grain and “long” on fuel ethanol.

Our Grain Risk Management Program is intended to use grain purchase contracts together with grain futures derivatives to fix the cost of some of our expected future grain purchases.  Our policy allows for the use of fixed price forward purchase contracts, un-priced forward basis purchase contracts, and Chicago Board of Trade (CBOT) derivative contracts (over-the-counter and traditional options). During 2002, we had approximately 85% of our fiscal 2002 grain requirements hedged through a combination of fixed price forward purchase contracts, and CBOT traditional and over-the-counter option hedges to protect our cost of grain.  During 2002, our practice of protecting the cost of our grain, generally accounted for 85% of forecasted grain purchases in the upcoming twelve months.  We took this action because of our start-up nature and the volatility of corn price.  Under our program, all components of the position are monitored and all hedges are designated against future grain requirements to ensure that we do not enter into commitments or derivatives for grain in excess of expected grain requirements.

Grain markets were relatively volatile during fiscal 2002 and in the first quarter of 2003.  As always, weather, exports, government programs, and other factors all have potentially major impacts on grain pricing, and any unexpected changes in those factors could adversely affect the price that we pay for our grain.  As of March 31, 2003, we had hedged or purchased approximately 12.75 million bushels or 85% of our anticipated corn requirements for the upcoming 12 months.

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

Under this program, we do not enter into forward sales commitments in excess of expected fuel ethanol output, and we only enter into gasoline derivatives to the extent that we have un-priced forward sales contracts with customers with variable pricing arrangements that are tied to the price of gasoline as quoted on national exchanges.  During the first quarter of 2003, we sold approximately 20% of our fuel ethanol output under the above-described program.

Our risk management also includes the oversight of purchases of natural gas needed to produce steam to run the plants, and fuel to fire the distillers grain dryers.  We require a substantial uninterrupted supply of natural gas to maintain continuous production.  Consequently, we contracted with WE Energies for firm service natural gas delivery and with US Energies to coordinate purchase and delivery of the gas to the plant.  However, due to the competitive nature of the natural gas market, we believe no significant risk of long-term interruption exists.  Natural gas prices increased significantly through the last half of fiscal 2002 and the first quarter of 2003.

Liquidity and Capital Resources

As of March 31, 2003, we had cash and cash equivalents of $1,232,198, current assets of $9,671,281 and available unused lines of credit of $462,649.  In October 2002, we completed the construction of our plant and began operations.  During the first quarter of 2003, cash used in operating activities was $1,170,856, payment for financing fees was $306,000 and cash paid for property and equipment was $15,500.  These activities were substantially financed through increases of $1,289,371 in our line of credit and long-term debt financing of $927,882.

As of March 31, 2003, our indebtedness and lines of credit consisted primarily of the following:

•              $30,600,000 term loan due January 1, 2008;

•              $3,470,544 electric utility note payable due November 1, 2007; and

•              $3,500,000 line of credit expiring August 28, 2003.

In August 2001, we entered into a $30.6 million construction loan facility with First National Bank of Omaha.  Effective as of January 1, 2003, this construction loan was converted into a $30.6 million term loan.  Quarterly payments, including principal and interest, of $1,021,839 are scheduled to begin on April 1, 2003 based upon a five-year amortization with a balloon payment due on the maturity date of January 1, 2008.  The term loan is structured as three notes and interest accrues monthly on the notes at both fixed and variable rates.  The fixed rate will accrue at 6.528% on $15,300,000 of the term loan and the variable rate will accrue on $15,300,000 of the term loan based on the prime rate (effective rate of 5.25% at March 31, 2003).  The amount outstanding on the construction loan was $30,600,000 at March 31, 2003.  The term loan is secured by substantially all of our assets and contains various restrictions, including the maintenance of certain financial covenants.

On August 22, 2001, we entered into a subordinated credit facility of $3.6 million from Alliant Energy – Wisconsin Power and Light Company to finance the electrical infrastructure and other construction needs.  This credit facility was converted to a term note upon completion of construction of our facility.  Monthly payments, including principal and interest, of $34,762 began November 1, 2002 based upon a ten-year amortization with a balloon payment due on the maturity date of November 1, 2007.   Interest accrues monthly on the loan at 3%.  The amount outstanding on the electric utility note payable is $3,470,544 at March 31, 2003.  The electric utility note payable is secured by our equipment, inventory and a guarantee by the City of Monroe, and contains various restrictions.

In connection with our construction loan, we entered into a $3,500,000 364 day revolving credit facility with First National Bank of Omaha.  The revolving line of credit is limited to the borrowing base collateral, which is based upon 75% of the value of the inventory and allowable accounts receivable, and has a variable interest rate based upon the prime rate.  The amount outstanding on the revolving loan was $3,037,351 at March 31, 2003.  The revolving loan is secured by substantially all of our assets and contains various restrictions.  Upon expiration of our revolving line of credit in August 2003, we believe that we will have the ability to renew our line of credit.

Our gross margin on sales of $2,706,646 for the quarter ended March 31, 2003 was positively impacted by recognition in revenue of the State of Wisconsin Producer Subsidy payment.  We expect our margins to improve in 2003 as the plant is expected to operate at or near full capacity. Gross margin (loss) on ethanol sales is highly dependent on the cost of corn and natural gas, our hedging contracts and the sales price of ethanol and will fluctuate from quarter to quarter. The sales price of ethanol is volatile, but tends to vary with the wholesale price of gasoline.  Corn prices generally vary with regional grain supplies, and can be significantly affected by weather, storage, planting and carryout projections, government loan programs, exports, and other national and international market conditions.

We believe that state and federal government subsidies will continue to have a positive impact on our gross margin in 2003.  At March 31, 2003, we are able to reasonably estimate and have recognized in revenue the amount of the State of Wisconsin Producer Subsidy payment of $1,632,292.  However, due to uncertainty of the final funding of the United States Department of Agriculture Commodity Credit Corporation’s Bioenergy Program, and more specifically the amount to be allocated to us, the amount of the federal subsidy cannot be reasonable estimated and has not been recognized in revenue.

Item 3. Controls and Procedures

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

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

BADGER STATE ETHANOL, LLC

Date: May 13, 2003	By:	/s/ Gary L. Kramer
Gary L. Kramer
President and General Manager

CERTIFICATIONS

I, John L. Malchine, certify that:

1.             I have reviewed this quarterly report on Form 10-QSB of Badger State Ethanol, LLC;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ John L. Malchine
John L. Malchine
Chief Executive Officer

I, James Leitzinger, certify that:

1.             I have reviewed this quarterly report on Form 10-QSB of Badger State Ethanol, LLC;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ James Leitzinger
James Leitzinger
Chief Financial Officer