Form 10QSB
period 2003-06-30
BADGER STATE ETHANOL LLC
filed 2003-08-13
CIK 1128546

UNITED STATES
U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

As of August 13, 2003, the Company has issued 19,774 Class A membership units.

Transitional Small Business Disclosure Format: Yes ☐   No  ☒

BADGER STATE ETHANOL, LLC

FORM 10-QSB QUARTERLY REPORT FOR THE QUARTER ENDED

June 30, 2003

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BADGER STATE ETHANOL, LLC

CONDENSED BALANCE SHEET

(Unaudited)

June 30, 2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,019
Accounts receivable:
Trade	3,049,660
Incentives	5,475,000
Inventories	2,031,348
Other assets	289,148

Total current assets	10,854,175

PROPERTY AND EQUIPMENT, at cost
Plant buildings and equipment	45,014,768
Land improvements	1,398,917
Office buildings and equipment	464,018
46,877,703
Less accumulated depreciation and amortization	1,431,647
45,446,056

OTHER ASSETS	870,096

TOTAL ASSETS	$57,170,327

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Line of credit	$1,200,262
Current maturities of long-term debt	2,155,324
Accounts payable	1,178,136
Accrued and other liabilities	1,202,954

Total current liabilities	5,736,676

LONG-TERM DEBT, less current maturities	30,770,079

COMMITMENTS AND CONTINGENCIES	—

MEMBERS’ EQUITY
Member contributions	17,859,787
Retained earnings	2,803,785
20,663,572

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$57,170,327

The accompanying notes are an integral part of this statement.

BADGER STATE ETHANOL, LLC

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Sales and revenues	$21,099,896	$—	$37,648,812	$—
Cost of sales	15,590,126	—	29,432,396	—

Gross margin	5,509,770	—	8,216,416	—

Selling, general and administrative expenses	590,827	240,736	1,261,820	362,853

Operating income (loss)	4,918,943	(240,736)	6,954,596	(362,853)

Interest expense	(496,401)	—	(1,012,060)	—
Interest income	799	44	1,264	6,521

Net income (loss)	$4,423,341	$(240,692)	$5,943,800	$(356,332)

Unrealized gain on cash flow hedges	—	520,963	—	520,963

Comprehensive income	$4,423,341	$280,271	$5,943,800	$164,631

Net income (loss) per unit – basic and diluted	$223.69	$(12.17)	300.59	(18.02)

Weighted average units outstanding	19,774	19,774	19,774	19,774

The accompanying notes are an integral part of these statements.

BADGER STATE ETHANOL, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2003	Six months ended June 30, 2002

Cash flows from operating activities
Net income (loss)	$5,943,800	$(356,332)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	1,104,353	1,048
Changes in operating assets and liabilities:
Accounts receivable	(5,108,279)	9,298
Inventories	(280,105)	—
Other assets	392,869	(596,922)
Accounts payable	(730,483)	230,189
Accrued and other liabilities	(219,953)	—

Net cash provided by (used in) operating activities	1,102,202	(712,719)

Cash flows from investing activities
Cost of property and equipment	(442,674)	(19,838,449)

Cash flows from financing activities
Net change in line of credit	(547,718)	—
Payments of financing fees	(306,000)	(4,540)
Proceeds from long-term debt financing	927,882	15,375,856
Payments on long-term debt financing	(1,317,039)	—

Net cash provided by (used in) financing activities	(1,242,875)	15,371,316

NET DECREASE IN CASH AND CASH EQUIVALENTS	(583,347)	(5,179,852)

Cash and cash equivalents at beginning of period	592,366	5,199,146

Cash and cash equivalents at end of period	$9,019	$19,294

Supplemental disclosure of cash flow information
Interest paid	$1,384,396	$—

Supplemental disclosure of noncash operating, investing and financing activities:

Construction payable for construction in progress	$—	$4,712,200

Accumulated other comprehensive income	—	(520,963)

Capitalized interest related to long-term debt	—	290,492

The accompanying notes are an integral part of these statements.

BADGER STATE ETHANOL, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Badger State Ethanol, LLC (the “Company”) was formed May 11, 2000 and operates a 40 million gallon ethanol plant in Wisconsin.  The plant began operations in October 2002.  The Company sells its production of ethanol and related by-products domestically and operates in one business segment.

The accompanying unaudited condensed financial statements as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2002, contained in the Company’s annual report on Form 10-KSB for 2002.

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated.  The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results expected for the full year.

NOTE B - INVENTORIES

Inventories consist of the following at June 30, 2003:

Raw materials	$1,275,647
Work-in-process	288,904
Finished goods	466,797

Total inventories	$2,031,348

NOTE C – DERIVATIVE INSTRUMENTS

The Company enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn purchases, forward corn purchase contracts and forecasted ethanol sales.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the June 30, 2003 balance sheet at their fair market value.

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

At June 30, 2003 no derivative contracts were designated as hedges and all changes in market value have been recognized through cost of sales.  The Company has recorded an increase to cost of sales of $923,135 and $865,005 related to its derivative contracts for the three and six months ended June 30, 2003.

NOTE D – GOVERNMENT INCENTIVE PAYMENTS

The Company recognizes revenue from federal and state incentive payments when all requirements of the program have been met and payments are assured.  The Company has recorded revenue of $1,632,292 related to incentive payments received under the State of Wisconsin Producer Subsidy Payment program for the six months ended June 30, 2003.  The Company has recorded revenue of $5,475,000 related to incentive payments to be received under the United States Department of Agriculture Commodity Credit Corporation’s Bioenergy Program for the three and six months ended June 30, 2003.

NOTE E - RELATED PARTIES

The Company’s general contractor and a subcontractor are members of the Company and have representatives on the Company’s Board of Directors.  The subcontractor also has exclusive rights to market the Company’s distillers grains.  Sales for the three and six months ended June 30, 2003 to the subcontractor were $2,631,020 and $5,252,339 and trade accounts receivable at June 30, 2003 were $148,290.

The Company’s sole ethanol marketing Company is a member and has a representative on the Company’s Board of Directors.  Sales for the three and six months ended June 30, 2003 to the member were $12,438,795 and $24,599,641 and trade accounts receivable at June 30, 2003 were $2,899,330.

NOTE F – NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for other hedging activities.  This statement is generally effective for contracts entered into or modified after June 30, 2003 and the Company does not expect its adoption to have a significant impact on the Company’s future results of operations or financial condition.

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

RISK FACTORS

RISKS RELATED TO OUR FORMATION AND FINANCING PLAN

We are recently formed.

We are a start-up business venture, with a limited history of operations.  There can be no assurance that we will be able to operate profitably.

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

Our debt financing contains numerous covenants, in which a breach may result in default.

Our debt obligations contain a number of significant covenants. These covenants limit our ability to, among other things:

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

RISKS RELATED TO DEVELOPMENT

We are heavily dependent upon the services that Fagen, Inc. (“Fagen”), ICM Marketing, Inc. (“ICM”) and Murex, N.A., Ltd. (“Murex”) are providing. Without these services, we would not have been able to build our ethanol plant.  Representatives of Fagen, ICM, and Murex are members of the Company, serve on our Board of Directors, and have been involved in nearly all aspects of our formation, capital raising and operation to date. Consequently, the terms of our agreements and understandings with them have not been negotiated at arm’s length, and therefore, there is no assurance that our arrangements with them are as favorable to us as those we could have obtained from unaffiliated third parties. Because of Fagen’s, ICM’s and Murex’s role in this project, and their representation on our board of directors, it could be difficult or impossible to enforce claims that we may have against these parties if, for example, one or all of them breaches agreements or understandings with us.

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

Additionally, Congress provides an ethanol production incentive through the United States Department of Agriculture Commodity Credit Corporation’s Bioenergy Program.  This program provides a one time payment on any increase in ethanol production by qualifying ethanol plants.  The elimination or reduction of this federal incentive to the ethanol industry would have a material adverse impact on our business.

Wisconsin state producer incentive payment may not be available or could be modified which could harm our business.

Under the Wisconsin ethanol producer incentive program (the “Ethanol Incentive Program”), the State of Wisconsin authorized the payment to certain ethanol producers of $0.20 per gallon for up to 15,000,000 gallons of ethanol produced in Wisconsin in each 12 month period.  The payments are prorated if the State of Wisconsin has insufficient funds to pay all eligible ethanol producers $0.20 per gallon.  A Wisconsin ethanol producer will be eligible for the payments if it has been producing ethanol in Wisconsin for fewer than 60 months, it produces more than 10,000,000 gallons of ethanol a year and it purchases the corn or other substances from which the ethanol is produced from Wisconsin sources. The maximum subsidy statutorily available to an ethanol producer under this program is $3,000,000 annually. We have applied with the Wisconsin Department of Agriculture, Trade and Consumer Protection to qualify for the statutory maximum of these ethanol producer payments. Additionally, if another ethanol plant came online and produced 10 million gallons of ethanol, it could qualify for the producer payment which would reduce the funds available to us.

The recently passed Wisconsin state budget only allocated $1,900,000 to the Ethanol Incentive Program.  Therefore, assuming the legislature does not increase, reduce or eliminate the funds available under this program, the $1,900,000 million will be prorated between the qualifying ethanol plants in Wisconsin, including ours.  It is our belief that the maximum the Company will be eligible to receive under this program will be approximately $633,000; however, other ethanol plants could begin operations in the next year which would reduce the funds available to us.  The Wisconsin legislature could reduce or eliminate these payments at any time. We intend to partially collateralize a substantial portion of our subordinated debt financing with these payments, and therefore, if these payments were eliminated or reduced, it would be very damaging to our business and prospects.

Operating our ethanol plant may require additional capital.

The processing of corn into ethanol and the marketing of ethanol and its byproducts are capital intensive and require substantial amounts of cash reserves. We may not generate sufficient operating cash to meet these capital requirements. We could need additional financing in order to compete in the ethanol industry. This financing will be senior in priority to the equity of investors, and we could be subject to restrictive covenants that could restrict our ability to pay cash distributions or limit our ability to grow our business by issuing additional securities or debt. If we obtain additional financing by issuing additional units, our members would suffer dilution of their units, which would reduce the value of their units. There can be no assurance that additional financing would be available if required or, if available, that it would be on terms acceptable to us. If future financing were unavailable for any reason, we may be forced to discontinue operations.

The ethanol industry is very competitive.

The ethanol industry continues to grow and there is significant competition among ethanol producers. Nationally, ethanol production is concentrated in a few large companies. Investors should understand that we face a competitive challenge from larger ethanol plants, from ethanol plants that can produce a wider range of products than our ethanol plant, and from other ethanol plants similar to our ethanol plant.  Furthermore, we will be in direct competition with other ethanol producers, many of which have greater resources than we currently have or will have in the future. Large ethanol producers such as Archer Daniels Midland and Cargill, among others, are capable of producing significantly greater quantities than the amount of ethanol we expect to produce. In addition, there are several Wisconsin, Minnesota and other Midwestern regional ethanol producers which have recently formed, are in the process of forming, or are under consideration, which are or would be of a similar size and have similar resources to us.

We will also compete with producers of other gasoline additives having similar octane and oxygenate values as ethanol, such as producers of methyl tertiary butyl ether (“MTBE”), a petrochemical derived from methanol which costs less to produce than ethanol. Many major oil companies produce MTBE and because it is petroleum-based, its use is strongly supported by major oil companies. Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development. The major oil companies have significantly greater resources than we have to market MTBE, to develop alternative products, and to influence legislation and public perception of MTBE and ethanol. These companies also have sufficient resources to begin production of ethanol should they choose to do so.

To produce ethanol we intend to purchase significant amounts of corn that is subject to disease and other risks.

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

Ethanol production also requires a constant and consistent supply of energy into the ethanol plant. If there is any interruption in our supply of energy for whatever reason, such as supply, delivery or mechanical problems, we may be required to halt production. If production is halted for any extended period of time, it will have a material adverse effect on our business. We have contracted with gas and electric utilities to provide our needed energy, but there can be no assurance that those utilities will be able to reliably supply the gas and electricity that we need. If we were to suffer interruptions in our energy supply, our business would be harmed.

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

Ethanol production involves the emission of various airborne pollutants, including particulate (PM10), carbon monoxide (CO), oxides of nitrogen (N0x) and volatile organic compounds. To operate the ethanol plant, we have obtained permits from the State of Wisconsin. Wisconsin authorities could impose additional conditions or other restrictions that could harm our business.

We are also subject to regulations on emissions from the United States Environmental Protection Agency (“EPA”). Currently the EPA’s statutes and rules do not require us to obtain EPA approval in connection with the operation of the ethanol plant. Additionally, EPA and Wisconsin’s environmental regulations are subject to change and often such changes are not favorable to industry. Consequently, even if we have the proper permits at the present time, we may be required to invest or spend considerable resources to comply with future environmental regulations. We also could be subject to environmental nuisance or related claims by employees or property owners or residents in the vicinity of the ethanol plant arising from air or water discharges. Ethanol production has been known to produce an unpleasant odor to which surrounding residents could object. Claims or increased environmental compliance costs could harm our business.

Ethanol production is energy intensive, and we will need significant amounts of electricity and natural gas.

We have engaged U.S. Energy Services, Inc. to help us manage our natural gas and needs and to assist us in negotiating agreements to purchase natural gas.  We purchase electricity from Alliant Energy Company but have not entered into any agreement.  In addition, natural gas and electricity prices have historically fluctuated significantly. Increases in the price of natural gas or electricity would harm our business by increasing our energy costs.

Our business is not diversified.

Our success depends largely upon our ability to profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant.

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

•                  New products and new plants from ethanol producers or oil companies; and

•                  General economic conditions, or economic events specific to agriculture, oil or automobile markets.

As a result of these factors, and other described risk factors, our operating results for any particular quarter may not be indicative of future operating results and you should not rely on them as indications of our future performance.

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

Our derivative contracts are recorded in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. At June 30, 2003, none of our derivative contracts are designated as hedges as defined within SFAS No. 133 for the purpose of applying hedge accounting. Accordingly, all the company’s derivative contracts at June 30, 2003 are recorded at fair market value with changes in the fair value of the derivatives recorded in current period earnings.

Overview

We are engaged in the production and sale of fuel grade ethanol.  We have an annual capacity to process approximately 14.4 million bushels of corn into approximately 40 million gallons of ethanol.  In addition, we sell distillers grains, a principal by-product of the ethanol-production process, which we sell as distillers modified wet grains and distillers dried grains.

During fiscal 2002, we completed construction of the plant, negotiated for the conversion our construction loan to a term mortgage (which was finalized on January 1, 2003), successfully began plant production, passed performance tests, established our marketing presence and established our flexibility in the delivery of products and improved operational efficiencies.  At the same time, we established a risk management strategy that helped us to reduce the effects of the volatility of the commodity markets that affect our industry.

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

Insurance	$476,890
Selling, General and Administrative	$7,170,079
Principal and Interest	$4,562,496
Production	$50,208,078
Total	$62,417,543

We anticipate spending approximately $62.4 million over the next 12 months.  Of that amount, we estimate that we will spend approximately: (i) $476,890 on directors and officers’ insurance, general commercial liability, worker’s compensation and property insurance; (ii) $7,170,079 on selling, general and administrative expenses, including management salaries, out-of-pocket reimbursements and general office expenses; and (iii) $4,562,496 on principal and interest payments.

We intend to hire staff only as needed for the direct operations and administration of our ethanol business, such as production, shipping, and receiving.  We currently employ one individual to make sales of distillers grains to the local market.  We intend to rely on third-party marketing arrangements, and pay commissions to marketing agents to market and sell our products.

We expect to fund our costs and expenditures for the next 12 months using cash flow from continuing operations, drawing on our existing lines of credit and receiving cash supports from the State of Wisconsin under the Producer Subsidy Payment Program and federal incentive payments under the United States Department of Agriculture Commodity Credit Corporation’s Bioenergy Program.

Our primary raw material is corn. Operation of our ethanol production facilities requires the purchase of corn, and the sale of fuel-grade ethanol. Accordingly, assuming ongoing operations, we are naturally “short” on grain and “long” on fuel ethanol.  We have continued our Grain Risk Management Program.  This program’s stated objective is to stabilize our cost of grain and to generate more predictable margins.

Our Grain Risk Management Program is intended to use grain purchase contracts together with grain futures derivatives to fix the cost of some of our expected future grain purchases.  Our policy allows for the use of fixed price forward purchase contracts, un-priced forward basis purchase contracts, and Chicago Board of Trade (CBOT) derivative contracts (over-the-counter and traditional options). During 2003, we had approximately 75% of our total fiscal 2003 grain requirements hedged through a combination of fixed price forward purchase contracts, and CBOT traditional and over-the-counter option hedges to protect our cost of grain.  During 2003, our practice of protecting the cost of our grain, generally accounted for 75% of forecasted grain purchases in the upcoming 12 months.  We took this action because of our start-up nature and the volatility of corn price.  Under our program, all components of the position are monitored and all hedges are designated against future grain requirements to ensure that we do not enter into commitments or derivatives for grain in excess of expected grain requirements.  At June 30, 2003 no derivative contracts were designated as hedges and all changes in market value have been recognized through cost of sales.  The Company has recorded an increase to cost of sales of $923,135 and $865,005 related to its derivative contracts for the three and six months ended June 30, 2003.

Grain markets were again volatile during the first half of 2003.  As always, weather, exports, government programs, and other factors all have potentially major impacts on grain pricing, and any unexpected changes in those factors could adversely affect the price that we pay for our grain.  As of June 30, 2003, we had hedged or purchased approximately 8.1 million bushels or 62% of our anticipated corn requirements for the upcoming 12 months.

Ideal growing conditions and record crop condition reports have brought lower corn prices but also have lowered the price of our feed by-products, distillers modified wet grains and distillers dried grains.  We continue to stress quality and consistency and due to poor local market economics have shipped the majority of our distillers grain by rail out of the local market.  We have included the forward contracting of feed sales in our overall decisions regarding risk management.

During 2003, we also maintained a Fuel Ethanol Risk Management Program.  The program’s stated objectives are to stabilize our sales price of fuel ethanol, and to generate more predictable margins.  Part of this program involves un-priced forward contracts to sell portions of our fuel ethanol output to customers with variable prices that are tied directly to the price of unleaded gasoline as quoted on national exchanges.  We may use derivative contracts to fix the price under the forward contract.

Under this program, we do not enter into forward sales commitments in excess of expected fuel ethanol output, and we only enter into gasoline derivatives to the extent that we have un-priced forward sales contracts with customers with variable pricing arrangements that are tied to the price of gasoline as quoted on national exchanges.  During the first half of 2003, we sold approximately 10% of our fuel ethanol output under the above-described program.

Our risk management also includes the oversight of purchases of natural gas needed to produce steam to run the plants, and fuel to fire the distillers grain dryers.  We require a substantial uninterrupted supply of natural gas to maintain continuous production.  Consequently, we contracted with WE Energies for firm service natural gas delivery and with US Energies to coordinate purchase and delivery of the gas to the plant.  However, due to the competitive nature of the natural gas market, we believe no significant risk of long-term interruption exists.  Natural gas prices have declined from early highs due to an unseasonably cool summer on the East Coast and larger than anticipated storage injections.

Liquidity and Capital Resources

As of June 30, 2003, we had cash and cash equivalents of $9,019, current assets of $10,854,175 and available unused lines of credit of $2,299,738.  In October 2002, we completed the construction of our plant and began operations.  During the first half of 2003, cash provided by operating activities was $1,102,202, payment for financing activities, including repayment of long-term debt, was $1,242,875 and cash paid for property and equipment was $442,674.

As of June 30, 2003, our indebtedness and lines of credit consisted primarily of the following:

•                                          $29,453,698 term loan due January 1, 2008;

•                                          $3,392,092 electric utility note payable due November 1, 2007; and

•                                          $1,200,262 line of credit expiring August 28, 2003.

In August 2001, we entered into a $30.6 million construction loan facility with First National Bank of Omaha.  Effective as of January 1, 2003, this construction loan was converted into a $30.6 million term loan.  Quarterly payments, including principal and interest, of $1,021,839 began on April 1, 2003 based upon a five-year amortization with a balloon payment due on the maturity date of January 1, 2008.  The term loan is structured as three notes and interest accrues monthly on the notes at both fixed and variable rates.  The fixed rate will accrue at 6.528% on $15,300,000 of the term loan and the variable rate will accrue on $15,300,000 of the term loan based on the prime rate (effective rate of 5.25% at June 30, 2003).  The amount outstanding on the term loan was $29,453,698 at June 30, 2003.  The term loan is secured by substantially all of our assets and contains various restrictions, including the maintenance of certain financial covenants.

On August 22, 2001, we entered into a subordinated credit facility of $3.6 million from Alliant Energy — Wisconsin Power and Light Company to finance the electrical infrastructure and other construction needs.  This credit facility was converted to a term note upon completion of construction of our facility.  Monthly payments, including principal and interest, of $34,762 began November 1, 2002 based upon a ten-year amortization with a balloon payment due on the maturity date of November 1, 2007.   Interest accrues monthly on the loan at 3%.  The amount outstanding on the electric utility note payable is $3,392,092 at June 30, 2003.  The electric utility note payable is secured by our equipment, inventory and a guarantee by the City of Monroe, and contains various restrictions.

In connection with our construction loan, we entered into a $3,500,000 364 day revolving credit facility with First National Bank of Omaha.  The revolving line of credit is limited to the borrowing base collateral, which is based upon 75% of the value of the inventory and allowable accounts receivable, and has a variable interest rate based upon the prime rate.  The amount outstanding on the revolving loan was $1,200,262 at June 30, 2003.  The revolving loan is secured by substantially all of our assets and contains various restrictions.  Upon expiration of our revolving line of credit in August 2003, we believe that we will have the ability to renew our line of credit.

Our gross margin on sales of $5,509,770 for the quarter ended June 30, 2003 was positively impacted by recognition in revenue of the United States Department of Agriculture subsidy payment. We expect our margins to improve in 2003 as the plant is expected to operate at or near full capacity.  Gross margin on ethanol sales is highly dependent on the cost of corn and natural gas, our hedging contracts and the sales price of ethanol and will fluctuate from quarter to quarter. The sales price of ethanol is volatile, but tends to vary with the wholesale price of gasoline.  Corn prices generally vary with regional grain supplies, and can be significantly affected by weather, storage, planting and carryout projections, government loan programs, exports, and other national and international market conditions.

Webelieve that state and federal government subsidies will continue to have a positive impact on our gross margin in 2003.  For the six months ended June 30, 2003, we recorded revenue of $1,632,292 related to incentive payments received under the State of Wisconsin Ethanol Incentive Program, and we recorded revenue of $5,475,000 related to incentive payments yet to be received under the United States Department of Agriculture Commodity Credit Corporation’s Bioenergy Program.  The incentive payments received under the State of Wisconsin Ethanol Incentive Program are part of a five year incentive program for which we will be eligible to receive payments, subject to the availability of funding from the State of Wisconsin, for four more years.  The recently passed Wisconsin state budget only allocated $1,900,000 to the Ethanol Incentive Program.  Therefore, assuming the legislature does not increase, reduce or eliminate the funds available under this program, the $1,900,000 million will be prorated between the qualifying ethanol plants in Wisconsin, including ours.  It is our belief that the maximum the Company will be eligible to receive under this program will be approximately $633,000; however, other ethanol plants could begin operations in the next year which would reduce the funds available to us.

The incentive payments to be received under the United States Department of Agriculture Commodity Credit Corporation’s Bioenergy Program are one time payments on any increase in ethanol production by us.  Therefore, the $5,475,000 to be received by us is a one time payment based on the Company increasing its production of ethanol from zero to its current production.  We will only receive additional incentive payments from the United States Department of Agriculture Commodity Credit Corporation’s Bioenergy Program if we increase our ethanol production over our current production and such program is still in place and funded.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended), as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the Evaluation Date referred to above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On July 13, 2003, we received a Notice of Probable Violation from the U.S. Department of Transportation’s Federal Railroad Administration (the “FRA”) for two alleged violations of regulations applicable to the shipment of hazardous material by rail.  The notice states that on or about November 13, 2002, staff at the Union Pacific terminal in Phoenix, Arizona noticed that a small amount of ethanol (reported as approximately one gallon) had dripped from the internal liquid valve outlet while the rail car was stopped at the terminal.  The notice also alleges that inaccurate information was contained on the tank car’s shipping papers.  We do not believe that we are responsible for this problem and have responded to the FRA and requested a conference in an attempt to reach a solution.  The Company is aware of four other potential violations of regulations applicable to the shipment of ethanol by rail.  We do not believe that these potential violations, either individually or in the aggregate, will have a material effect on our operations or financial performance.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

	31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BADGER STATE ETHANOL, LLC

Date: August 13, 2003	By:	/s/ Gary L. Kramer
Gary L. Kramer
President and General Manager