Form 10QSB
period 2003-09-30
BADGER STATE ETHANOL LLC
filed 2003-11-14
CIK 1128546

UNITED STATES
U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 333-50568

BADGER STATE ETHANOL, LLC

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

As of November 13, 2003, the Company has issued 19,774 Class A membership units.

Transitional Small Business Disclosure Format: Yes ☐   No ☒

BADGER STATE ETHANOL, LLC

FORM 10-QSB QUARTERLY REPORT FOR THE QUARTER ENDED

September 30, 2003

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BADGER STATE ETHANOL, LLC

CONDENSED BALANCE SHEET

(Unaudited)

September 30, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,943,685
Accounts receivable:
Trade	4,023,710
Incentives	138,515
Inventories	1,412,509
Derivative contracts	145,059
Other assets	205,138

Total current assets	8,868,616

PROPERTY AND EQUIPMENT, at cost
Plant buildings and equipment	45,038,568
Land improvements	1,398,917
Office buildings and equipment	464,018
46,901,503
Less accumulated depreciation and amortization	1,976,329
44,925,174

OTHER ASSETS	854,616

TOTAL ASSETS	$54,648,406

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$3,021,800
Accounts payable	1,938,982
Accrued and other liabilities	1,252,207

Total current liabilities	6,212,989

LONG-TERM DEBT, less current maturities	24,817,318

COMMITMENTS AND CONTINGENCIES	—

MEMBERS’ EQUITY
Member contributions	17,859,787
Retained earnings	5,758,312
23,618,099

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$54,648,406

The accompanying notes are an integral part of this statement.

BADGER STATE ETHANOL, LLC

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Sales and revenues	$18,297,066	$—	$55,945,878	$—
Cost of sales	14,222,014	—	43,654,410	—
Gross margin	4,075,052	—	12,291,468	—

Selling, general and administrative expenses	673,634	512,390	1,935,454	875,243

Operating income (loss)	3,401,418	(512,390)	10,356,014	(875,243)

Interest expense	(449,274)	—	(1,461,334)	—
Interest income	2,383	—	3,647	6,521

Net income (loss)	$2,954,527	$(512,390)	$8,898,327	$(868,722)

Unrealized gain on cash flow hedges	—	1,073,029	—	1,593,992

Comprehensive income	$2,954,527	$560,639	$8,898,327	$725,270

Net income (loss) per unit – basic and diluted	$149.41	$(25.91)	$450.00	$(43.93)

Weighted average units outstanding	19,774	19,774	19,774	19,774

The accompanying notes are an integral part of these statements.

BADGER STATE ETHANOL, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30, 2003	Nine months ended September 30, 2002

Cash flows from operating activities
Net income (loss)	$8,898,327	$(868,722)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	1,664,515	1,491
Other	—	1,223
Changes in operating assets and liabilities:
Accounts receivable	(745,844)	9,298
Inventories	338,734	(113,726)
Derivative contracts	(145,059)	(233,487)
Other assets	476,879	(714,749)
Accounts payable	30,363	106,106
Accrued and other liabilities	(170,700)	27,430

Net cash provided by (used in) operating activities	10,347,215	(1,785,136)

Cash flows from investing activities
Cost of property and equipment	(466,474)	(26,524,403)

Cash flows from financing activities
Net change in line of credit	(1,747,980)	—
Payments of financing fees	(306,000)	(17,649)
Proceeds from long-term debt financing	927,882	23,209,925
Payments on long-term debt financing	(6,403,324)	—

Net cash provided (used in) by financing activities	(7,529,422)	23,192,276

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,351,319	(5,117,263)

Cash and cash equivalents at beginning of period	592,366	5,199,146

Cash and cash equivalents at end of period	$2,943,685	$81,883

Supplemental disclosure of cash flow information:
Interest paid	$1,463,788	$—

Supplemental disclosure of noncash operating, investing and financing activities:
Construction payable for construction in progress	$—	$3,048,300

Accumulated other comprehensive income	—	1,593,992

Capitalized interest related to long-term debt	—	620,744

The accompanying notes are an integral part of these statements.

BADGER STATE ETHANOL, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Badger State Ethanol, LLC (the “Company”) was formed May 11, 2000 and operates a 40 million gallon ethanol plant in Wisconsin.  The plant began operations in October 2002.  The Company sells its production of ethanol and related by-products domestically and operates in one business segment.

The accompanying unaudited condensed financial statements as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2002, contained in the Company’s annual report on Form 10-KSB for 2002.

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated.  The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results expected for the full year.

NOTE B - INVENTORIES

Inventories consist of the following at September 30, 2003:

Raw materials	$743,277
Work-in-process	299,875
Finished goods	369,357

Total inventories	$1,412,509

NOTE C – DERIVATIVE INSTRUMENTS

The Company enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and forecasted ethanol sales.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the September 30, 2003 balance sheet at their fair market value.

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

At September 30, 2003 no derivative contracts were designated as hedges and all changes in market value have been recognized through cost of sales.  The Company has recorded an increase to cost of sales of $117,857 and $982,862 related to its derivative contracts for the three and nine months ended September 30, 2003.

NOTE D – GOVERNMENT INCENTIVE PAYMENTS

The Company recognizes revenue from federal and state incentive payments when all requirements of the program have been met and payments are assured.  The Company has recorded revenue of $1,632,292 related to incentive payments received under the State of Wisconsin Producer Subsidy Payment program for the nine months ended September 30, 2003.  The Company has recorded revenue of $2,025,000 and $7,500,000 related to incentive payments under the United States Department of Agriculture Commodity Credit Corporation’s Bioenergy Program for the three and nine months ended September 30, 2003.

NOTE E - RELATED PARTIES

The Company’s general contractor and a subcontractor are members of the Company and have representatives on the Company’s Board of Directors.  The subcontractor also has the exclusive rights to market the Company’s distillers grains.  Sales for the three and nine months ended September 30, 2003 to the subcontractor were $2,708,502 and $7,960,841 and trade accounts receivable at September 30, 2003 were $287,140.

The Company’s sole ethanol marketing company is a member and has a representative on the Company’s Board of Directors.  Sales for the three and nine months ended September 30, 2003 to the member were $13,499,909 and $38,099,550 and trade accounts receivable at September 30, 2003 were $3,730,137.

NOTE F – RECLASSIFICATIONS

Certain reclassifications have been made to the September 30, 2002 financial statements to conform to the presentation used in the September 30, 2003 financial statements.

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

RISKS RELATED TO DEVELOPMENT

We are heavily dependent upon the services that Fagen, Inc. (“Fagen”), ICM Marketing, Inc. (“ICM”) and Murex, N.A., Ltd. (“Murex”) are providing. Without these services, we would not have been able to build our ethanol plant.  Representatives of Fagen, ICM and Murex are members of the Company, serve on our Board of Directors, and have been involved in nearly all aspects of our formation, capital raising and operation to date.  Consequently, the terms of our agreements and understandings with Fagen, ICM and Murex have not been negotiated at arm’s length, and therefore, there is no assurance that our arrangements with them are as favorable to us as those we could have obtained from unaffiliated third parties. Because of Fagen’s, ICM’s and Murex’s role in this project, and their current representation on our Board of Directors, it could be difficult or impossible to enforce claims that we may have against these parties if, for example, one or all of them breaches agreements or understandings with us.

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

We expect that the well will provide all of the water that we will need to operate the ethanol plant, but our estimates regarding water needs or the water available from the well on the property could be understated and we could need additional water. If we need more water, we will be forced to find other sources and this could require us to spend additional capital which could harm our business and its prospects. Further, there can be no assurance that we will be able to find alternate sources of water at commercially reasonable prices, or at all.

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

We are also subject to regulations on emissions from the United States Environmental Protection Agency (“EPA”) as more fully described herein in the section entitled Regulatory Permits. Additionally, EPA and Wisconsin’s environmental regulations are subject to change and often such changes are not favorable to industry. We also could be subject to environmental nuisance or related claims by employees or property owners or residents in the vicinity of the ethanol plant arising from air or water discharges or other reasons. Ethanol production has been known to produce an unpleasant odor to which surrounding residents could object. Claims or increased environmental compliance costs could harm our business.

Ethanol production is energy intensive, and we will need significant amounts of electricity and natural gas.

We have engaged U.S. Energy Services, Inc. to help us manage our natural gas needs and to assist us in negotiating agreements to purchase natural gas.  We purchase electricity from Alliant Energy Company but have not entered into any agreement.  In addition, natural gas and electricity prices have historically fluctuated significantly. Increases in the price of natural gas or electricity would harm our business by increasing our energy costs.

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

Application of Critical Accounting Policies

Accounting policies, methods and estimates are an integral part of our financial statements and are based upon management’s current judgments. Certain accounting policies, methods and estimates are particularly important because of their significance to the financial statements. Note A of the Notes to Financial Statements included in this Form 10-QSB includes a summary of the more significant accounting policies and methods we use. The following is a discussion of what we believe to be the most critical of these policies and methods.

Inventories

Inventories are stated at the lower of cost or net realizable value. Estimates are used in determining the net realizable value of our inventories. These estimates include the measurement of inventories in bins, other storage facilities and in production, which use formulas in addition to actual measurements taken to arrive at appropriate quantities.

Derivatives

We enter into exchange-traded commodity futures and options contracts to hedge exposure to price fluctuations on grain, natural gas and ethanol transactions to the extent considered practicable for minimizing risk. We do not use derivatives for speculative purposes. Futures and options contracts used for hedging are purchased and sold through regulated commodity exchanges. Fluctuations in inventory valuations, however, may not be completely hedged, due to our assessment of exposure from expected price fluctuations. We also manage risk by entering into fixed price purchase contracts and establishing appropriate limits with pre-approved grain elevators. We are exposed to loss in the event of nonperformance by the counterparties to the contracts. However, we do not anticipate nonperformance by counterparties. The fair value of futures and options contracts are determined primarily from quotes listed on regulated commodity exchanges. Fixed price purchase contracts are with various counterparties, and the fair values of such contracts are determined from the market price of the underlying product.

Our derivative contracts are recorded in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. At September 30, 2003, none of our derivative contracts are designated as hedges as defined within SFAS No. 133 for the purpose of applying hedge accounting. Accordingly, all the Company’s derivative contracts at September 30, 2003 are recorded at fair market value with changes in the fair value of the derivatives recorded in current period earnings.

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

Insurance	$462,000
Selling, General and Administrative	$5,219,296
Principal and Interest	$4,510,000
Production	$54,961,646
Total	$65,152,942

We anticipate spending approximately $65.2 million over the next 12 months.  Of that amount, we estimate that we will spend approximately: (i) $462,000 on directors and officers’ insurance, general commercial liability, worker’s compensation and property insurance; (ii) $5,219,296 on selling, general and administrative expenses, including management salaries, out-of-pocket reimbursements and general office expenses; and (iii) $4,510,000 on principal and interest payments.

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

Our primary raw material is corn. Operation of our ethanol production facility requires the purchase of corn, and the sale of fuel-grade ethanol. Accordingly, assuming ongoing operations, we are naturally “short” on grain and “long”

on fuel ethanol.  We have continued our Grain Risk Management Program.  This program’s stated objective is to stabilize our cost of grain and to generate more predictable margins.

Our Grain Risk Management Program is intended to use grain purchase contracts together with grain futures derivatives to fix the cost of some of our expected future grain purchases.  Our policy allows for the use of fixed price forward purchase contracts, un-priced forward basis purchase contracts, and Chicago Board of Trade (CBOT) derivative contracts (over-the-counter and traditional options).  We have approximately 40% of our next 12 months total grain requirements hedged through a combination of fixed price forward purchase contracts, and CBOT traditional and over-the-counter option hedges to protect our cost of grain.  Under our program, all components of the positions are monitored and all hedges are designated against future grain requirements to ensure that we do not enter into commitments or derivatives for grain in excess of expected grain requirements.  The Company has recorded an increase to cost of sales of $117,857 and $982,862 related to its derivative contracts for the three and nine months ended September 30, 2003.

Grain markets continued to be volatile during the first nine months of 2003, and there continues to be much uncertainty in the grain markets due in part to growing conditions that steadily worsened as the crop year progressed, as well as due to the import and export activities of China.  As always, weather, exports, government programs, and other factors all have potentially major impacts on grain pricing, and any unexpected changes in those factors could adversely affect the price that we pay for our grain.  As of October 15, 2003, we had hedged or purchased approximately 9.5 million bushels or 41% of our anticipated corn requirements for the upcoming 12 months.  Furthermore, substantially higher soybean prices have helped the Company improve its sales of dried distiller’s dried grains.

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

Under this program, we do not enter into forward sales commitments in excess of expected fuel ethanol output, and we only enter into gasoline derivatives to the extent that we have un-priced forward sales contracts with customers with variable pricing arrangements that are tied to the price of gasoline as quoted on national exchanges.  We have currently sold approximately 25% of our fuel ethanol output under the above-described program for the last three months of 2003.

Our risk management also includes the oversight of purchases of natural gas needed to produce steam to run the plants, and fuel to fire the distillers grain dryers.  We require a substantial uninterrupted supply of natural gas to maintain continuous production.  Consequently, we contracted with WE Energies for firm service natural gas delivery and with US Energies to coordinate purchase and delivery of the gas to the plant.  However, due to the competitive nature of the natural gas market, we believe no significant risk of long-term interruption exists.  Natural gas prices have declined from early highs due to an unseasonably cool summer on the East Coast and larger than anticipated inventories.  We have purchased approximately 85% of our natural gas requirements for the last three months of 2003, and approximately 70% of our natural gas requirements for the first three months of 2004, through cash contract arrangements.

Liquidity and Capital Resources

As of September 30, 2003, we had cash and cash equivalents of $2,943,685, current assets of $8,868,616 and available unused lines of credit of $3,500,000.  In October 2002, we completed the construction of our plant and began operations.  During the first nine months of 2003, cash provided by operating activities was $10,347,215, payment for financing activities, including repayment of long-term debt, was $7,529,422 and cash paid for property and equipment was $466,474.

As of September 30, 2003, our indebtedness and lines of credit consisted primarily of the following:

•                                          $24,453,698 term loan due January 1, 2008;

•                                          $3,313,049 electric utility note payable due November 1, 2007; and

•                                          no amount outstanding on the line of credit expiring August 25, 2004.

In August 2001, we entered into a $30.6 million construction loan facility with First National Bank of Omaha.  Effective as of January 1, 2003, this construction loan was converted into a $30.6 million term loan.  Quarterly payments, including principal and interest, of $1,021,839 began on April 1, 2003 based upon a five-year amortization with a balloon payment due on the maturity date of January 1, 2008.  The term loan is structured as three notes and interest accrues monthly on the notes at both fixed and variable rates.  The fixed rate will accrue at 6.528% on $15,300,000 of the term loan and the variable rate will accrue on $15,300,000 of the term loan based on the prime rate (effective rate of 5.00% at September 30, 2003).  The amount outstanding on the term loan was $24,453,698 at September 30, 2003.  The term loan is secured by substantially all of our assets and contains various restrictions, including the maintenance of certain financial covenants.

On August 22, 2001, we entered into a subordinated credit facility of $3.6 million from Alliant Energy – Wisconsin Power and Light Company to finance the electrical infrastructure and other construction needs.  This credit facility was converted to a term note upon completion of construction of our facility.  Monthly payments, including principal and interest, of $34,762 began November 1, 2002 based upon a ten-year amortization with a balloon payment due on the maturity date of November 1, 2007.   Interest accrues monthly on the loan at 3%.  The amount outstanding on the electric utility note payable is $3,313,049 at September 30, 2003.  The electric utility note payable is secured by our equipment, inventory and a guarantee by the City of Monroe, and contains various restrictions.

In connection with our construction loan, we entered into a $3,500,000 364 day revolving line of credit with First National Bank of Omaha.  The revolving line of credit is limited to the borrowing base collateral, which is based upon 75% of the value of the inventory and allowable accounts receivable, and has a variable interest rate based upon the prime rate.  There was no amount outstanding on the revolving line of credit as of September 30, 2003.  The revolving line of credit is secured by substantially all of our assets and contains various restrictions.  This revolving line of credit was renewed on August 28, 2003, on substantially the same terms as the previous line of credit, with an expiration date of August 25, 2004.

Our gross margin on sales of $18,297,066 for the quarter ended September 30, 2003 was positively impacted by recognition in revenue of the United States Department of Agriculture subsidy payment. We expect our margins to improve in 2003 and 2004 as the plant is expected to operate at or near full capacity.  Gross margin on ethanol sales is highly dependent on the cost of corn and natural gas, our hedging contracts and the sales price of ethanol and will fluctuate from quarter to quarter. The sales price of ethanol is volatile, but tends to vary with the wholesale price of gasoline.  Corn prices generally vary with regional grain supplies, and can be significantly affected by weather, storage, planting and carryout projections, government loan programs, exports, and other national and international market conditions.

Webelieve that state and federal government subsidies will continue to have a positive impact on our gross margin in 2003.  For the nine months ended September 30, 2003, we recorded revenue of $1,632,292 related to incentive payments received under the State of Wisconsin Ethanol Incentive Program, and we recorded revenue of $7,500,000 related to incentive payments, $138,515 of which amount has yet to be received under the United States Department of Agriculture Commodity Credit Corporation’s Bioenergy Program.  The incentive payments received under the State of Wisconsin Ethanol Incentive Program are part of a five year incentive program for which we will be eligible to receive payments, subject to the availability of funding from the State of Wisconsin, for four more years.  The recently passed Wisconsin state budget allocated $1,900,000 to the Ethanol Incentive Program.  Therefore, assuming the legislature does not increase, reduce or eliminate the funds available under this program, the $1,900,000 million will be prorated between the qualifying ethanol plants in Wisconsin, including ours.  It is our belief that the maximum the Company will be eligible to receive under this program will be approximately $633,000; however, other ethanol plants could begin operations in the next year which would reduce the funds available to us.

The incentive payments to be received under the United States Department of Agriculture Commodity Credit Corporation’s Bioenergy Program are one time payments on any increase in ethanol production by us.  Therefore, the $7,500,000 recognized as revenue by us is a one time payment based on the Company increasing its production of ethanol from zero to its current production.  We will only receive additional incentive payments from the United

States Department of Agriculture Commodity Credit Corporation’s Bioenergy Program if we increase our ethanol production over our current production and such program is still in place and funded.

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

Air Pollution Construction and Operation Permit

Our facility is considered a Wisconsin synthetic minor source of regulated air pollutants.  The types of regulated pollutants that may be found at our plant include, particulate matter, carbon monoxide, oxides of nitrogen, volatile organic compounds and sulfur dioxide.  To emit these agents during construction, we needed an Air Pollution Construction Permit.  We received the Air Pollution Construction Permit on March 22, 2001.  The permit was originally valid for a period of 28 months from the date of grant and was extended on June 25, 2003, until May 29, 2005.

On October 31, 2001, we submitted a Modified Air Permit Application to reflect a change in our plant design regarding emissions.  Our original plant design contemplated routing the boiler exhaust through dryers and then to a water scrubber for air pollution control on the distillers dried grains dryer emissions, and then to a common stack.  In our new plant design, we proposed to utilize a thermal oxidizer for emissions control rather than rely on the water scrubber.  The thermal oxidizer reduced emissions from our plant.  We received the approval of this design and our Modified Air Permit Application from the Environmental Protection Agency on March 22, 2002.  The Environmental Protection Agency conducted air emissions testing in April, 2003 and we were awarded an Air Pollution Operation Permit.  We are also in good standing with the Wisconsin Department of Natural Resources Bureau of Air Management.  We have applied for and received permission to add additional emissions control equipment which is expected to be installed and become operational by December 15, 2003, which were successfully completed.  Upon completion of the installation of this equipment, additional air emissions testing will again be required to verify that we are still in compliance.

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

Item 1. Legal Proceedings

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

31.1                           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.                                      Reports on Form 8-K

                                                Current Report on Form 8-K, dated October 21, 2003, containing a copy of the Company’s Newsletter.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BADGER STATE ETHANOL, LLC

Date:	November 13, 2003	By:	/s/ Gary L. Kramer
Gary L. Kramer
President and General Manager