Form 10KSB
period 2003-12-31
BADGER STATE ETHANOL LLC
filed 2004-03-29
CIK 1128546

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE
1934 ACT REPORTING REQUIREMENTS

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

☐

The issuer’s revenues for its most recent fiscal year were $74,149,226.

The aggregate market value of the member units held by non-affiliates of the registrant (computed by reference to the price of certain member units sold through Variable Investment Advisors, Inc.) was $34,604,500 as of December 31, 2003.  There is no established public trading market for our securities.

As of March 15, 2004, the Company has issued 19,774 Class A member units.

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

We are heavily dependent upon the services that Fagen, Inc. (“Fagen”), ICM Marketing, Inc. (“ICM”) and Murex, N.A., Ltd. (“Murex”) are providing. Without these services, we would not have been able to build our ethanol plant.  Representatives of Fagen are members of the Company and representatives of ICM and Murex were previously members of the Company.  Also, representatives of Fagen and Murex serve on our Board of Directors (and representatives of ICM previously served on our Board of Directors), and have been involved in nearly all aspects of our formation, capital raising and operation to date.  Consequently, the terms of our agreements and understandings with Fagen, ICM and Murex have not been negotiated at arm’s length, and therefore, there is no assurance that our arrangements with them are as favorable to us as those we could have obtained from unaffiliated third parties. Because of Fagen’s, ICM’s and Murex’s role in this project, and their current and past representation on our Board of Directors, it could be difficult or impossible to enforce claims that we may have against these parties if, for example, one or all of them breaches agreements or understandings with us.

We are dependent on a development agreement with the City of Monroe, Wisconsin.

We entered into a development agreement with the City of Monroe, Wisconsin, for the construction of the ethanol plant and for site improvements.  As part of the agreement, we have on-going obligations, including representing that the fair market value of the site will not be less than $10 million, or pay a nonperformance penalty not to exceed $280,000 per year and repaying up to $1.6 million of the City of Monroe’s tax incremental financing for site improvements through regular property tax assessments.  In connection with the agreement, we delivered a mortgage to the City of Monroe.  The mortgage secures our performance under the agreement and expires in 2011.

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

Under the Wisconsin producer subsidy payment program (the “Producer Subsidy Payment”), the State of Wisconsin authorized the payment to certain ethanol producers of $0.20 per gallon for up to 15,000,000 gallons of ethanol produced in Wisconsin in each 12 month period.  The payments are prorated if the State of Wisconsin has insufficient funds to pay all eligible ethanol producers $0.20 per gallon.  A Wisconsin ethanol producer will be eligible for the payments if it has been producing ethanol in Wisconsin for fewer than 60 months, it produces more than 10,000,000 gallons of ethanol a year and it purchases the corn or other substances from which the ethanol is produced from Wisconsin sources. The maximum subsidy statutorily available to an ethanol producer under this program is $3,000,000 annually. We have applied with the Wisconsin Department of Agriculture, Trade and Consumer Protection to qualify for the statutory maximum of these ethanol producer payments. Additionally, if another ethanol plant came online and produced 10 million gallons of ethanol, it could qualify for the producer payment which would reduce the funds available to us.

The current Wisconsin state budget only allocated $1,900,000 to the Producer Subsidy Payment program.  Therefore, assuming the legislature does not increase, reduce or eliminate the funds available under this program, the $1,900,000 million will be prorated between the qualifying ethanol plants in Wisconsin, including ours.  It is our belief that the maximum the Company will be eligible to receive under this program next year will be approximately $633,000; however, other ethanol plants could begin operations in the next year which would reduce the funds available to us.  The Wisconsin legislature could reduce or eliminate these payments at any time. We intend to partially collateralize a substantial portion of our subordinated debt financing with these payments, and therefore, if these payments were eliminated or reduced, it would be very damaging to our business and prospects.

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

Water supply and water quality are important requirements to produce ethanol. To satisfy our water needs, we have drilled one 500,000 gallon-per-day well on the property.  Current plant usage is approximately 179,000 gallons per day.

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

Ethanol production involves the emission of various airborne pollutants, including particulate (PM10), carbon monoxide (CO)3 oxides of nitrogen (N0x) and volatile organic compounds. To operate the ethanol plant, we have obtained permits from the State of Wisconsin. Wisconsin authorities could impose additional conditions or other restrictions that could harm our business.

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

Our operating results could fluctuate.

Our operating results could fluctuate significantly in the future as a result of a variety of factors many of which are outside our control. These factors include:

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

As a result of these factors, and other described risk factors, our operating results may not be indicative of future operating results and you should not rely on them as indications of our future performance.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Badger State Ethanol, LLC, a Wisconsin limited liability company organized in 2000 (the “Company”), is engaged in the production and sale of fuel grade ethanol.  Unless otherwise indicated, whenever we use term we, us, our or ours, we mean the Company.

Fuel grade ethanol is our primary product accounting for the majority of our revenue.  In addition, we sell distillers grains, a principal by-product of the ethanol production process, which may be sold as distillers dried grains and distillers modified wet grains.  We have an annual capacity to process between approximately 14.4 and 17.0 million bushels of corn into between approximately 40 and 48 million gallons of ethanol.  We completed construction of our plant and started operations in October 2002.

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

Principal Products and Their Markets

The principal products we produce at our ethanol plant are fuel grade ethanol and distillers grains.  In February 2004, we entered into an agreement to provide and sell raw carbon dioxide gas from our plant.

Ethanol

Ethanol is ethyl alcohol, which has many industrial uses.  At our plant, we produce ethanol to be used as a fuel component that serves as:

•                  An octane enhancer in fuels;

•                  An oxygenated fuel additive that can reduce carbon monoxide vehicle emissions; and

•                  A non-petroleum-based gasoline extender.

Ethanol in its primary form is mostly used for blending with unleaded gasoline and other fuel products.  The implementation of the Federal Clean Air Act has made ethanol fuels an important domestic renewable fuel additive.  Used as a fuel oxygenate, ethanol provides a means to reduce carbon monoxide vehicle emissions.  The principal purchasers of ethanol are generally the refined and wholesale gasoline marketer or blender.  Our principal end markets for our ethanol are petroleum terminals in California, Wisconsin, Illinois and other states in the upper Midwest.

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

In fiscal 2003, we experienced higher natural gas prices, which led to higher by-product processing costs.  To mitigate higher processing costs, we increased our production of distillers modified wet grains, which require less natural gas to produce.  Consequently, we also increased the marketing campaign for distillers modified wet grains, in part by promoting the nutritional benefits of distillers modified wet grains.

Carbon Dioxide

Another by-product of the ethanol production process is raw carbon dioxide. Raw carbon dioxide can be processed and used in various food and non-food related applications, such as beverage and dry ice production, pharmaceutical manufacturing, shrink-fitting and cryogenic blasting. Carbon dioxide is principally used as expendable refrigerants and is commonly used in food processing facilities such as slaughterhouse operations, frozen food storage, and as supplemental cooling for refrigerated products.

In February 2004, we entered into an agreement to lease land to a third party that will be constructing a plant adjacent to our plant.  Under the agreement, we will provide and sell raw carbon dioxide gas.  The initial term of the agreement is for 15 years with an option to renew for additional 5 year periods thereafter.

Customers

We entered into an ethanol purchase and marketing agreement with Murex, N.A., Ltd., for the exclusive rights to purchase and market all ethanol produced by our plant.  For fiscal year ended December 31, 2003, Murex, N.A., Ltd. accounted for all of our ethanol sales and approximately 70% of our aggregate sales and revenues.  We believe that the loss of Murex, N.A., Ltd. as a customer would have a material adverse effect on our sales and revenues.  Murex sold some of its Class A member units in January of 2004 and currently has a representative on our Board of Directors.  This exclusive agreement has an initial term of seven years until October 23, 2010, and automatically renews for successive one-year terms unless written notice of termination is issued 90 days prior to the end of the then current term.

We entered into a distillers grains purchase and marketing agreement with ICM Marketing, Inc. for the exclusive rights to purchase and market all distillers grains produced by our plant.  For the fiscal year ended December 31, 2003, ICM Marketing, Inc. accounted for virtually all of our distillers grains sales and approximately 15% of our aggregate sales and revenues.  We believe that the loss of ICM Marketing, Inc. as a customer would have a material adverse effect on our sales and revenues.  This exclusive agreement has an initial term of three years until October 25, 2005, and automatically renews for successive one-year terms unless written notice of termination is issued 90 days prior to the end of the then current term.  ICM, Inc., the parent company of ICM Marketing, Inc., sold its Class A member units in 2003 and effective December 2003 no longer has a representative on our Board of Directors.

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

During the year 2004, we anticipate receiving up to $3 million from the United States Department of Agriculture Commodity Credit Corporation’s Bioenergy Program.  Under that program, we are eligible to receive a cash incentive for incremental grain consumption for the purpose of producing fuel grade ethanol.  Last year we received $7.5 million under this program for producing 40 million gallons of ethanol.  This year the incentive we will receive (if any) will be based on our production over 40 million gallons.

State Ethanol Supports

In part, the success of our business is dependent upon the availability of cash payments to ethanol producers from the State of Wisconsin under Wisconsin Statutes Section 20.115(3)(d) and 93.75 (referred to hereinafter as the “Producer Subsidy Payment”).  Under the Wisconsin Producer Subsidy Payment program, the State of Wisconsin will pay certain ethanol producers $.20 per gallon for up to 15,000,000 gallons of ethanol produced in Wisconsin in each 12 month period.  The Producer Subsidy Payments will be prorated if the State of Wisconsin has insufficient funds to pay all eligible ethanol producers $.20 per gallon.  If this occurs, we will receive less than $0.20 per gallon of ethanol produced.  Under the program, a Wisconsin ethanol producer is eligible for the payments if it has been producing ethanol in Wisconsin for fewer than 60 months, it produces more than 10,000,000 gallons of ethanol a year and it purchases the corn or other substances from which the ethanol is produced from local Wisconsin sources.  During 2004, the total subsidies available to all ethanol producers under the program are $1,900,000.  The maximum subsidy available to an ethanol producer under this program is the lesser of $1,900,000 annually or the total subsidies available to all eligible ethanol producers in each year.  We are currently eligible for the Producer Subsidy Payment and have applied to receive it.  The Producer Subsidy Payment program was scheduled to expire in 2006.  The program, however, has not been renewed and the likelihood of the Producer Subsidy Payment program continuing is doubtful.

Business Location; Proximity to Markets

We are operating an ethanol plant in Monroe, Wisconsin, which is in Green County, in the south central section of Wisconsin.  We purchased for $1 from the City of Monroe, Wisconsin an approximately 28-acre site on which to build the ethanol plant.  We selected the Monroe site because of its location to existing grain production, accessibility to road and rail transportation and its proximity to major population centers.  It is also served by the Wisconsin Southern Railroad Company, a short line rail operator.  In addition, it is also in close proximity to major highways that connect to major population centers such as Madison and Milwaukee, Wisconsin and Chicago, Illinois.

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

During 2002, we completed the construction of the rail spurs connecting them into an existing rail line.  The fair market value of the site, including improvements, as of December 31, 2003, was approximately $47 million. On January 1, 2003, we began repaying the City of Monroe’s tax incremental financing for site improvements through our regular property tax assessments, which are approximately $280,000 per year.

In connection with the development agreement, we executed and delivered a mortgage to the City of Monroe.  The mortgage secures our performance of the on-going obligations and expires in 2011.  The City of Monroe’s lien of the mortgage is subordinate to the mortgage lien of the lender providing primary financing for the initial construction of our ethanol plant but not to the interest of our equity holders.

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

In July 2001, we entered into a rail track reimbursement and construction agreement, as well as a transportation agreement, with Wisconsin and Southern Railroad Company for construction of a rail track to our ethanol plant and for rail transportation services.  Under the reimbursement and construction agreement, we receive reimbursements from the rail operator for track construction costs based upon a rate of $10 per freight car shipped or received at our ethanol plant.  The reimbursements are payable on a monthly basis not to exceed ten years or the cost of the track.  The transportation agreement, which provides us with rail transportation services for deliveries to and from the ethanol plant at negotiated rates, commenced on January 1, 2003.

Hedging

Due to rapid fluctuations in the price of corn, we engaged First Capital Ag to help us develop a grain risk management program hedging strategy to minimize our commodity risk exposure.  Our grain risk management program is intended to use grain purchase contracts together with grain futures derivatives to fix the cost of some of our expected future grain purchases.  Our policy allows for the use of fixed price forward purchase contracts, un-priced forward basis purchase contracts, and Chicago Board of Trade (CBOT) derivative contracts (over-the-counter and traditional options).  During 2003, approximately 99% of our fiscal 2003 grain requirements were hedged through a combination of fixed price forward purchase contracts, and CBOT traditional and over-the-counter option hedges to protect our cost of grain.  During 2003, our practice of protecting the cost of our grain, generally accounted for 50% of forecasted grain purchases in the upcoming twelve months.  We took this action because of our start-up nature and the volatility of corn prices.  Under our program, all components of the position are monitored and all hedges are designated against future grain requirements to ensure that we do not enter into commitments or derivatives for grain in excess of expected grain requirements.  We currently have approximately 67% of our fiscal 2004 grain requirements hedged.

Storage Capacity

We have sufficient corn storage facilities on-site for approximately nine days of continuous production.  Since our inception, we have maintained our own in-house grain procurement department, to procure all our grain needs.  We believe that by establishing internal grain procurement, we can better develop local supply relationships that will reduce the need to buy and store grain offsite and better manage our raw material risk management program.  We have a commodities manager to ensure the consistent scheduling of grain deliveries and to establish and fill forward contracts through grain elevators.  The commodities manager coordinates grain deliveries between the railroad and the participating elevators, as well as negotiates price protection with hedging specialists.

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

Sales and Marketing

We entered into an ethanol purchase and marketing agreement with Murex, N.A., Ltd., Dallas, Texas, for the exclusive rights to purchase and market all ethanol produced by our plant.  This agreement expires in 2008.  Murex sold some of its Class A member units in 2004 but still has a representative on our Board of Directors.

We also entered into a purchase and marketing agreement with ICM Marketing, Inc. for the exclusive rights to purchase and market all of the distillers grains produced by our plant.  This agreement expires in 2005.  ICM, Inc., the parent company of ICM Marketing, Inc., was a prime subcontractor for the construction of the ethanol plant and sold its Class A member units in 2003 and effective December 2003 no longer has a representative on our Board of Directors.

Competition

We are in direct competition with other ethanol producers, many of whom have greater resources than we do.  We expect that additional ethanol producers will enter the market as the demand for ethanol increases.

Ethanol Producers

According to the Renewable Fuels Association, U.S. Fuel Ethanol Production Capacity, January 2004 Report, the largest ethanol producers include Archer Daniels Midland, Cargill, New Energy Corp., MGP Ingredients, Inc., VeraSun Energy Corporation, A.E. Staley and Chief Ethanol, all of which are capable of producing many times the amount of ethanol we produce or expect to produce in the near future.

In addition, we are aware that several regional ethanol production entities have recently formed, or are forming, that are currently of a similar size and with similar resources to ours.  For example, Adkins Energy recently completed building an ethanol plant in Lena, Illinois, which is approximately 20 miles away.  The Adkins plant is capable of producing 40 million gallons of ethanol annually.  In addition, Ace Ethanol in Stanley, Wisconsin is operating and is capable of producing 15 million gallons of ethanol annually and Utica Energy in Oshkosh, Wisconsin is operating and capable of producing 24 million gallons of ethanol annually.  We are also aware of several other potential projects in Wisconsin that may or may not begin production.  Wisconsin projects that rely on corn as a raw material could compete with us in the market for corn as well as for other raw materials, and compete with us in selling ethanol and animal feed products.  The emergence of other Wisconsin ethanol plants that are eligible for the Producer Subsidy Payment would reduce the amount of payments we receive because the Wisconsin Producer Subsidy Payment of $0.20 per gallon up to a maximum of $3,000,000 annually per producer is allocated pro rata to all eligible producers.

Plans to construct new plants or to expand existing plants have been announced which would increase the ethanol production capacity of our competitors.  We are unable to determine the number and production capacity of plants that ultimately may be constructed, the timing of such construction or the effect of resulting production upon the demand for or price of our ethanol.  We expect to compete with other ethanol producers based on price and, to a lesser extent, delivery service.  The ethanol industry has grown to more than 72 production facilities in the United States.  It is estimated that these facilities and 16 facilities currently under construction could produce over 3.6 billion gallons of ethanol per year.

The following table lists all of the major ethanol producers in the United States according to the Renewable Fuels Association, U.S. Fuel Ethanol Production Capacity, March 2004 Report.

U.S. PRODUCTION CAPACITY

million gallons per year (mmgy)

COMPANY	LOCATION	FEEDSTOCK	CURRENT CAPACITY	UNDER CONSTRUCTION/ EXPANSIONS
			(MMGY)	(MMGY)
Abengoa Bioenergy Corp.	York, NE	Corn/milo	50
	Colwich, KS		20
	Portales, NM		15
ACE Ethanol, LLC	Stanley, WI	Corn	15
Adkins Energy, LLC*	Lena, IL	Corn	40
A.E. Staley	Loudon, TN	Corn	65
AGP*	Hastings, NE	Corn	52
Agra Resources Coop, d.b.a. EXOL*	Albert Lea, MN	Corn	38
Agri-Energy, LLC*	Luverne, MN	Corn	21
Alchem Ltd. LLLP	Grafton, ND	Corn	10.5
Al-Corn Clean Fuel*	Claremont, MN	Corn	30
Archer Daniels Midland	Decatur, IL	Corn	1070
	Cedar Rapids, IA	Corn
	Clinton, IA	Corn
	Columbus, NE	Corn
	Marshall, MN	Corn
	Peoria, IL	Corn
	Wallhalla, ND	Corn/barley
Aventine Renewable Energy, Inc.	Pekin, IL	Corn	100
	Aurora, NE	Corn	35
Badger State Ethanol, LLC*	Monroe, WI	Corn	48
Big River Resources, LLC*^	West Burlington, IA	Corn		40
Broin Enterprises, Inc.	Scotland, SD	Corn	9
Cargill, Inc.	Blair, NE	Corn	83
	Eddyville, IA	Corn	35
Central Illinois Energy Cooperative*^	Canton, IL	Corn		30
Central MN Ethanol Coop*	Little Falls, MN	Corn	20
Central Wisconsin Alcohol	Plover, WI	Seed corn	4
Chief Ethanol	Hastings, NE	Corn	62
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	42
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	20
Cornhusker Energy Lexington, LLC*^	Lexington, NE	Corn		42
Corn Plus, LLP*	Winnebago, MN	Corn	44
Dakota Ethanol, LLC*	Wentworth, SD	Corn	48
DENCO, LLC*	Morris, MN	Corn	21.5
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5
Ethanol 2000, LLP*	Bingham Lake, MN	Corn	30
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	48
Golden Cheese Company of California*	Corona, CA	Cheese whey	5
Golden Grain Energy, LLC*^	Mason City, IA	Corn		40
Golden Triangle Energy, LLC*	Craig, MO	Corn	20
Gopher State Ethanol	St. Paul, MN	Corn/Beverage Waste	15
Grain Processing Corp.	Muscatine, IA	Corn	10
Great Plains Ethanol, LLC*^	Chancellor, SD	Corn	42
Heartland Corn Products*	Winthrop, MN	Corn	36
Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	8

COMPANY	LOCATION	FEEDSTOCK	CURRENT CAPACITY	UNDER CONSTRUCTION/ EXPANSIONS
			(MMGY)	(MMGY)
	Huron, SD	Corn	14
Husker Ag, LLC*	Plainview, NE	Corn	23
Iowa Ethanol, LLC*	Hanlontown, IA	Corn	45
James Valley Ethanol, LLC	Groton, SD	Corn	45
J.R. Simplot	Caldwell, ID	Potato waste	4
KAAPA Ethanol, LLC*^	Minden, NE	Corn	40
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
Lincolnland Agri-Energy, LLC*^	Palestine, IL	Corn		40
Little Sioux Corn Processors, LLC*^	Marcus, IA	Corn	46
Merrick/Coors	Golden, CO	Waste beer	1.5
Michigan Ethanol, LLC	Caro, MI	Corn	45
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78

	Atchison, KS
Mid-Missouri Energy, Inc. *^	Malta Bend, MO	Corn		40
Midwest Grain Processors*	Lakota, IA	Corn	45
Midwest Renewables^	Iowa Falls, IA	Corn		40
Miller Brewing Co.	Olympia, WA	Brewery waste	0.7
Minnesota Energy*	Buffalo Lake, MN	Corn	18
New Energy Corp.	South Bend, IN	Corn	95
Northeast Missouri Grain, LLC*	Macon, MO	Corn	40
Northern Lights Ethanol, LLC*	Big Stone City, SD	Corn	45
Otter Creek Ethanol, LLC*^	Ashton, IA	Corn		45
Parallel Products	Louisville, KY	Beverage waste	4
	R. Cucamonga, CA		4
Permeate Refining	Hopkinton, IA	Sugars & starches	1.5
Pine Lake Corn Processors, LLC*^	Steamboat Rock, IA	Corn		20
Platte Valley Fuel Ethanol, LLC^	Central City, NE	Corn		40
Pro-Corn, LLC*	Preston, MN	Corn	40
Quad-County Corn Processors*	Galva, IA	Corn	23
Reeve Agri-Energy	Garden City, KS	Corn/milo	12
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	18
Sioux River Ethanol, LLC*^	Hudson, SD	Corn		45
Tall Corn Ethanol, LLC*	Coon Rapids, IA	Corn	45
Trenton Agri Products, LLC^	Trenton, NE	Corn		30
Tri-State Ethanol Co., LLC*	Rosholt, SD	Corn	18
United WI Grain Producers, LLC*^	Friesland, WI	Corn		40
U.S. Energy Partners, LLC	Russell, KS	Milo/wheat starch	40
Utica Energy, LLC	Oshkosh, WI	Corn	24
VeraSun Energy Corporation	Aurora, SD	Corn	100
Western Plains Energy, LLC*	Campus, KS	Corn	30
Wyoming Ethanol	Torrington, WY	Corn	5

Total Existing Capacity			3165.8
Total Under Construction/Expansions				492.0
Total Capacity			3657.8

* farmer-owned
^ under construction

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

Employees

As of December 31, 2003, we have employed 34 persons, in a full-time capacity, including 13 in ethanol production operations, 7 in general management, sales, administration and grain procurement, and 14 in grain receiving, grain handling, maintenance and quality control.  We also employ one part-time employee.

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

On October 31, 2001, we submitted a Modified Air Permit Application to reflect a change in our plant design regarding emissions.  Our original plant design contemplated routing the boiler exhaust through dryers and then to a water scrubber for air pollution control on the distillers dried grains dryer emissions, and then to a common stack.  In our new plant design, we proposed to utilize a thermal oxidizer for emissions control rather than rely on the water scrubber.  The thermal oxidizer reduced emissions from our plant.  We received the approval of this design and our Modified Air Permit Application from the Environmental Protection Agency on March 22, 2002.  The Environmental Protection Agency conducted air emissions testing in April, 2003 and we were awarded an Air Pollution Operation Permit.  We are also in good standing with the Wisconsin Department of Natural Resources Bureau of Air Management.  We applied for and received permission to add additional emissions control equipment which is expected to be installed and become operational by December 15, 2003, which were successfully completed.  Upon completion of the installation of this equipment, additional air emissions testing will again be required to verify that we are still in compliance.

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

Storm Water Discharge for Industrial Activities Permit.  Before we could begin operating, we had to obtain a Storm Water Discharge for Industrial Activities Permit from the Department of Natural Resources, which we received on April 9, 2001. This permit expires, but may automatically renew in 2006.  In addition, we also had to prepare a Storm Water Pollution Prevention Plan outlining measures we planned to implement to prevent storm water pollution during operation.

High Capacity Well Permit

We drilled a 500,000-gallon per day well near our ethanol plant.  The Department of Natural Resources considers this a high capacity well, and we have applied for and obtained a high capacity well permit.  The high capacity well permit was issued on December 13, 2001.  The permit allows for a maximum daily usage of 720,000 gallons of water per day and the plant is currently consuming approximately 179,000 gallons per day of water.

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

EPA; Nuisance

We are subject to the regulations on emissions of the United States Environmental Protection Agency.  Current EPA rules do not require us to obtain any permits or approvals in connection with construction and operation of our business.  Wisconsin and EPA rules can and do change, and any such changes could result in greater regulatory burdens on us.  Our ethanol production will require us to emit a significant amount of carbon dioxide into the air.  Current Wisconsin law regulating emissions does not restrict or prevent us from emitting carbon dioxide gas into the air, but this could change in the future.  We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from foul smells or other air or water discharges from the plant.  We are aware of recent nuisance claims that have been brought against an ethanol business in St. Paul, Minnesota.  We believe that among the objectives of this litigation are to force the ethanol manufacturer to upgrade the facility’s emissions control system and possibly pay damages to nearby residents.  We are also aware of neighborhood opposition to our facility.  This opposition could result in claims for nuisance, which could lead to increased compliance costs and monetary damages.

ITEM 2.  PROPERTY

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

ITEM 3.  LEGAL PROCEEDINGS

On July 13, 2003, we received a Notice of Probable Violation from the U.S. Department of Transportation’s Federal Railroad Administration (the “FRA”) for two alleged violations of regulations applicable to the shipment of hazardous material by rail.  The proposed penalty for these violations is $12,500.  The notice states that on or about November 13, 2002, staff at the Union Pacific terminal in Phoenix, Arizona noticed that a small amount of ethanol (reported as approximately one gallon) had dripped from the internal liquid valve outlet while the rail car was stopped at the terminal.  The notice also alleges that inaccurate information was contained on the tank car’s shipping papers.  We do not believe that we are responsible for this problem and have responded to the FRA and requested a conference in an attempt to reach a solution.

On February 20, 2004, we received two additional Notice of Probable Violations from the FRA for two alleged violations of a regulation applicable to the shipment of hazardous material by rail.  The proposed penalty for the first violation is $5,000 and for the second is $10,000.  The notice states that: (1) on or about March 17, 2003, during a routine inspection at the Yard in Phoenix, Arizona an inspector discovered that the threaded plug intended as a secondary measure to secure the bottom outlet valve of a tank car was loose (the primary seal was secure and thus no release occurred), and (2) on or about March 20, 2003, a leak of denatured alcohol was reported from the topside of a tank car at the yard in Phoenix, Arizona. We do not believe that we are responsible for this problem and have responded to the FRA and requested a conference in an attempt to reach a solution.  To date, we have not received further correspondence from the FRA regarding our previous response to the July 13, 2003, Notice of Probable Violation.  However, we do not believe that these potential violations, either individually or in the aggregate, will have a material effect on our operations or financial performance.

The Company is aware of two other potential violations of regulations applicable to the shipment of ethanol by rail.  We do not believe that these potential violations, either individually or in the aggregate, will have a material effect on our operations or financial performance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S MEMBER UNITS AND RELATED MEMBER MATTERS

Market Information

There is no public trading market for our securities and we do not expect one to develop in the foreseeable future.

Holders

As of February 6, 2004, there were approximately 475 unit holders of record of our Class A member units determined by an examination of our transfer book.

Dividends

We did not declare any cash dividends on our Class A member units for the fiscal year ending December 31, 2002.  On January 22, 2004, we declared a cash dividend of $250 per Class A member unit payable on February 26, 2004.

The payment and rate of future distributions, if any, would be subject to review by the Board of Directors in light of our financial condition, results of operations, capital requirements and other factors deemed relevant at that time.  Loan covenants mandate that $3 million of working capital must be accumulated prior to making any distributions to the unit holders.  Additional covenants require 20% of any excess cash flow (as that term is defined in such senior debt agreements) to be applied toward the principal of the senior debt and that we cannot make any distributions without the consent the holders of our senior debt.

Securities Authorized for Issuance under Equity Compensation Plans

We had no equity compensation plan as of March 15, 2004.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities

We had no unregistered sales of securities during the past three fiscal years.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties.  Actual results may differ substantially from those described below, including those risks described in the section entitled “Risk Factors” and elsewhere in this annual report.  Our discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and related notes.

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

Revenue Recognition

We recognize revenue from federal and state incentive payments when all the requirements of the program have been met and payments are assured.  The payments to be received by us may change due to a variety of factors, including legislative changes and the amount of ethanol produced by us and in the marketplace.

Inventories

Inventories are stated at the lower of cost or net realizable value.  Costs are determined using the first-in, first-out (FIFO) method.

Derivatives

We enter into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and forecasted ethanol sales.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the December 31, 2003 and 2002 balance sheets at their fair market value.

On the date the derivative instrument is entered into, we will designate the derivative as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge) or (3) will not designate the derivative as a hedge.  Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings.  Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings.  Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings.

At December 31, 2003 and 2002 no derivative contracts were designated as hedges and all changes in market value have been recognized through cost of sales.  We have recorded an increase to cost of sales of $621,722 and $809,921 related to our derivative contracts for the years ended December 31, 2003 and 2002.

Results of Operations for the Years Ending December 31, 2003 and 2002

We are engaged in the production and sale of fuel grade ethanol.  We have an annual capacity to process between approximately 14.4 and 17.0 million bushels of corn into between approximately 40 and 48 million gallons of ethanol.  In addition, we sell distillers grains, a principal by-product of the ethanol-production process, which we sell as distillers modified wet grains and distillers dried grains.  We completed construction of our ethanol plant and commenced operations in October 2002.

The following table shows the percentage of sales and revenues, cost of sales, operating expenses and other items to total sales and revenues in our statements of operations for the years ended December 31:

	2003	2002

Sales and revenues	100.0%	100.0%
Cost of sales	78.0%	107.5%
Gross margin (loss)	22.0%	(7.5)%

Selling, general and administrative expenses	3.6%	11.1%

Operating income	18.4%	(18.6)%

Interest expense	2.5%	3.9%
Interest and other income	0.1%	0.3%

Net income (loss)	16.0%	(22.2)%

Sales and Revenues

Our sales and revenues are divided into four categories based upon the source from which they are derived: sales of ethanol, sales of distillers grains, marketing corn and ethanol supports.  For the years ending 2003 and 2002, we derived approximately 70% and 78% of our sales and revenues from the sale of ethanol.  Approximately 15% and 19% of our sales and revenues were derived from the sale of distillers grains for the years ending 2003 and 2002, respectively.  The marketing of corn accounted for approximately 2% and 3% of our total sales and revenues during 2003 and 2002, respectively.  The remaining 13% of our total sales and revenues for the year ended 2003 were from ethanol supports. We did not receive nor accrue any ethanol support payments for the year ended 2002.

We commenced operations in October 2002.  The abbreviated operating term for 2002 accounts for the major differences in total sales and revenues between 2003 and 2002.  We believe that sales of ethanol will comprise a larger percentage of our total sales and revenues for 2004 because we believe that our sales and revenues from ethanol supports will be substantially less during 2004 than it was during 2003.  We estimate that sales and revenues from ethanol supports will comprise approximately 2% to 3% of our aggregate sales and revenues during 2004.

In February, 2004 we entered into an agreement with a third party to provide and sell raw carbon dioxide gas from the plant.  We will be leasing land to the third party that will be constructing a plant adjacent to our plant.  The initial term of the agreement is 15 years with the option to renew for additional 5 year periods thereafter.  We believe that our sales under the carbon dioxide agreement will be approximately $735 thousand per year.

Cost of Sales

Our cost of sales as a percentage of our total sales and revenues were 78% and 107.5% for the years ended 2003 and 2002, respectively.  We commenced distillation operations in October 2002.  The start-up costs negatively impacted our cost of sales during 2002.  Since we operated our plant for the entire year in 2003, we were able to capture economies of scale and such efficiencies in our production reduced the cost of sales as a percentage of total sales during 2003.  We believe that we will continue to improve our operations and achieve further efficiencies in our production during 2004, which we believe will reduce our cost of sales as a percentage of total sales and revenues during 2004.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses as a percentage of total sales and revenues were 3.6% and 11.1% for the years ended 2003 and 2002, respectively.  With the abbreviated production period in 2002, our fixed selling, general and administrative expenses were spread over a smaller revenue base.  We operated our plant for the entire year in 2003 and were able to spread the expenses over a substantially higher sales and revenue base, approximately $74.1 million in 2003 versus $10.1 million in 2002.  We believe that our selling, general and administrative expenses for 2003 will more accurately reflect our expenses as a percentage of sales and revenue in future years of operations.

Interest Expense/Income and Other Income

Our interest expense as a percentage of total sales and revenues were 2.5% and 3.9% for the years ended 2003 and 2002, respectively.  Interest expense was $1,846,937 and $398,165 for 2003 and 2002, respectively.  Interest expense in 2002 encompassed the period from mid-October to December 31.  Interest expense for 2003 encompassed the entire year.  We began our fiscal year 2003 with debt financing totaling approximately $35.1 million and ended the fiscal year with debt financing totaling approximately $27.1 million.

Our interest income and other income as a percentage of total sales and revenues were 0.1% and 0.3% for the years ended 2003 and 2002, respectively.  We received a training grant from the State of Wisconsin totaling $62,850 in 2003.  We do not expect to receive any significant revenue from interest income or other income unrelated to our sales and revenue during 2004.

Trends and Factors that May Affect Future Operating Results

Under the federal government’s excise tax incentive program, gasoline distributors who blend gasoline with ethanol receive a federal excise tax credit for each blended gallon, resulting in an indirect pricing incentive for ethanol.  Originally scheduled to expire in September of 2000, this excise tax credit was extended until September 2007.  The current tax rate reduction equals $.054 per blended gallon which contains 10% or more ethanol by volume.  However, the tax rate reduction decreases to $.051 in 2005.  Consequently, we expect that the excise tax credit will continue to enhance the value of fuel grade ethanol through that date and provide a level of continuity which supports funding and expansion in the industry.

Another federal incentive targets new and expanded production of fuel ethanol.  The United States Department of Agriculture Commodity Credit Corporation’s Bioenergy Program became effective in December of 2000 and provides for “large” ethanol producers to receive reimbursement for the cost of one bushel of grain for every 3.5 bushels of increased grain usage in fuel ethanol production.  “Small” producers (less than 65 million gallons annually) would receive one bushel for every 2.5 bushels of increased usage.  Based on additional ethanol production at our Monroe plant, we received $7.5 million in 2003 and expect to receive approximately $3 million from this program during 2004.  We did not receive nor accrue any incentive payments for 2002.

The ethanol industry also benefits from various state production incentives.  During 2003, we received approximately $1.63 million as a production incentive from the state of Wisconsin and expect to receive approximately $633,000 in 2004.  The state program has not been renewed and the likelihood of this incentive being available in the future is in doubt.

We produced approximately 7.5 million gallons in 2002, 41.4 million gallons in 2003 and are projecting production for 2004 at 48 million gallons of denatured ethanol.  We are continuing to explore different means to increase our production of ethanol.

In addition to incentives, fuel ethanol sales prices reflect a premium due to the oxygenate, as discussed below, and octane enhancing properties of ethanol.  Demand for ethanol also affects price.  Ethanol demand is influenced primarily by its cost in relation to availability and cost of gasoline and other octane enhancing products, and also by availability of alternative oxygenates (where oxygenated fuels are required).  The dramatic increase in gasoline prices has increased demand for ethanol as a fuel extender, as the net cost of ethanol to blenders became less than unblended gasoline.  With continued strong oil prices, and a corresponding increase in gasoline pricing, ethanol has become a much more competitive product in the marketplace.  While a similarly dramatic decrease in the price of oil would have a negative effect on ethanol demand, such a decrease is not currently anticipated by most industry analysts.

Negative publicity received by a competing oxygenate of ethanol, MTBE, in California and other states has also affected ethanol demand.  Based on the discovery of MTBE in local water supplies, then California Governor Gray Davis issued an executive order in March of 1999 calling for the elimination of MTBE from California gasoline supplies by December 31, 2002.  During 2003, we shipped by rail approximately 14 million gallons of denatured ethanol to California.  Other states have also legislated restrictions on the use of MTBE on the basis that the environmental risk of its use outweighs the air quality benefit.  Under the provisions of the federal 1990 Clean Air Act, gasoline used in certain air quality “non-attainment” areas must contain a certain oxygen content during the wintertime months of September through March.  Ethanol and MTBE are the two most common oxygenates.  When MTBE use is limited, ethanol demand and usage will be substantially increased.  The east coast areas of New York and Connecticut began using ethanol blended gasoline as of January 1, 2004, thus further increasing demand.  The continued enforcement of the oxygenate standard could have a significant positive impact on ethanol demand.  The replacement of MTBE with ethanol in California, Connecticut and New York will require an additional 1.7 billion gallons of ethanol each year to be consumed in those areas.

Nationally, there is also a movement to eliminate MTBE.  In addition to individual states which have restricted its use, federal legislation has been proposed which has focused on a compromise solution which would phase out MTBE, eliminate the oxygen requirement of the Clean Air Act, and replace it with a renewable fuels content requirement that gradually increases over the next several years.  If this solution were adopted, we believe that it would significantly increase the demand for ethanol over this time period.  In short, current law is favorable to ethanol in that it requires oxygenate blending.  If MTBE usage is reduced and the law is not changed, or if the oxygen requirement is replaced with a similar “renewable fuels” requirement, the ethanol industry stands to see stronger demand and significant benefit.  Conversely, the elimination of the oxygen requirement without adopting a renewable fuels requirement (or other similar incentive for ethanol blending), could have a significantly negative impact on both ethanol demand and pricing.  We have traditionally sold a majority of our fuel ethanol production based on short-term contracts.  We are now attempting to make greater use of longer-term contracts to sell fuel ethanol.  We believe that this strategy will provide a better basis for long-term planning, especially in the areas of production and margin predictability.  As of February 2004, we had contracted to sell over half of our estimated ethanol production through December of 2004. While most of these sales were made on fixed price contracts, approximately 20% were done on variable price agreements tied to reported prices of gasoline.

Our primary grain feedstock is corn. The cost of corn is dependent upon factors that are generally unrelated to those affecting the price of ethanol. Corn prices generally vary with regional grain supplies, and can be significantly affected by weather, storages, planting and carryout projections, government programs, exports, and other national and international market conditions.

Grain markets have been extremely volatile during 2003 and 2004. As always, weather, exports, and other factors all have potentially major impacts on grain pricing, and any unexpected changes in those factors could adversely affect the price which we pay for our feedstock. Tightening world supply and growing demand has created some of the tightest supply to use ratios in recent history. We are at 7 year highs on corn prices and 15 year highs on bean prices. These high prices have also brought higher prices for our feed by-products, wet and dried distillers grain with solubles. Prices have remained higher than normal through a better part of 2003 and have continued their strength to date in 2004. We have included the forward contracting of feed sales in our overall decisions regarding risk management as distillers grains are a vital source of revenue for the business.

Liquidity and Capital Resources

As of December 31, 2003, we had cash and cash equivalents of $1,810,490, current assets of $10,395,551 and available unused lines of credit of $3,500,000.  For the year ended 2003, cash provided by operating activities was $10,649,199, cash paid for property and equipment was $1,162,794 and cash used in financing activities was $8,268,281.

In August 2001, we entered into a $30.6 million construction loan facility with First National Bank of Omaha.  Effective as of January 1, 2003, this construction loan was converted into a $30.6 million term loan.  Quarterly payments, including principal and interest, of $1,021,839 began on April 1, 2003 based upon a five-year amortization with a balloon payment due on the maturity date of January 1, 2008.  The term loan is structured as three notes and interest accrues monthly on the notes at both fixed and variable rates.  The fixed rate accrues at 6.528% on $14,465,278 of the term loan and the variable rate will accrue on $9,336,462 of the term loan based on the prime rate (effective rate of 5% at December 31, 2003).  The amount outstanding on the term loan was $23,801,740 at December 31, 2003.  The term loan is secured by substantially all of our assets and contains various restrictions, including the maintenance of certain financial covenants.

On August 22, 2001, we entered into a subordinated credit facility of $3.6 million with Alliant Energy to finance the electrical infrastructure and other construction needs.  This credit facility was converted to a term note upon completion of construction of our facility.  Monthly payments, including principal and interest, of $34,762 began November 1, 2002 based upon a ten-year amortization with a balloon payment due on the maturity date of November 1, 2007.   Interest accrues monthly on the loan at 3%.  The amount outstanding on the electric utility note payable is $3,233,412 at December 31, 2003.  The electric utility note payable is secured by our equipment, inventory and a guarantee by the City of Monroe, and contains various restrictions.

In connection with our construction loan, we entered into a $3,500,000 364 day revolving credit facility with First National Bank of Omaha.  The revolving line of credit is limited to the borrowing base collateral, which is based upon 75% of the value of the inventory and allowable accounts receivable, and has a variable interest rate based upon the prime rate (effective rate of 5% at December 31, 2003).  There was no amount outstanding on the revolving loan at December 31, 2003.  The revolving loan is secured by substantially all of our assets and contains various restrictions.

We believe that our start-up cost related to the new carbon dioxide facility will be approximately $450,000, which we plan to finance from our operating cash flows in 2004.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

We have the following contractual obligations as of December 31, 2003:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 Years	More than 5 Years
Long-Term Debt	$27,100,259	$3,056,680	$12,051,435	$11,992,144
Operating Leases	$33,750	$33,750	$0	$0
Total Contractual Obligations	$27,134,009	$3,090,430	$12,051,435	$11,992,144

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003.  The adoption of SFAS No. 149 had no impact on the Company’s financial position, results of operations or cash flows.

We do not expect that the adoption or the expected adoption of other recent accounting pronouncements will have a material impact on the financial statements of the Company.

ITEM 7.  FINANCIAL STATEMENTS

Our financial statements and supplementary data are included on pages F-1 to F-14 of this Report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of December 31, 2003 (the “Evaluation Date”), have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name

Age

Position

John L. Malchine	66	Chairman of the Board and Chief Executive Officer
Gary L. Kramer	55	President, General Manager and Director
David Kolsrud	55	Secretary and Director
Don Endres	43	Treasurer and Director
Wayne Mitchell	48	Director
Robert Wright	51	Director
David Fick	52	Director
James Leitzinger	48	Chief Financial Officer

John L. Malchine, Chairman of the Board and Chief Executive Officer

Mr. Malchine has served on our Board of Directors since May 2000.  His term as a Director expires in 2006.  Approximately seventy percent of Mr. Malchine’s professional time is devoted to his capacity as Chairman of the Board and Chief Executive Officer.  Mr. Malchine assumed the role of Chief Executive Officer of the Company on August 30, 2001.  From 1989 to March 2001, he served as president and co-owner of Norway Associates, Inc., a private real estate company that develops real estate projects for clinics. Norway Associates is currently inactive. From 1954 to 1994, Mr. Malchine was a self-employed farmer. From 1995 to the present, Mr. Malchine has been the chairman of the Wisconsin Agriculture, Trade and Consumer Protection Board. From 1997 to the present, he has also been a member of the Board of the Wisconsin Tax Commission, which regulates agricultural assessments in Wisconsin. From 1983 to the present, he has been a member of the Board of Directors of a unit of M & I Bank, in

Burlington, Wisconsin, and is currently chairman of the loan committee. Mr. Malchine is also on the Board of Governors of the Southern Region of the Aurora Health Care System, which owns three hospitals and 21 clinics in southern Wisconsin. Mr. Malchine was elected to the Board of Adkins Energy in February 2000. He resigned in April 2000 from Adkins, and the cooperative redeemed his investment without interest.

Gary L. Kramer, D.V.M., President, General Manager and Director

Dr. Kramer has served on our Board of Directors since May 2000. His term as a Director expires in 2004.  Mr. Kramer devotes all of his professional time to his capacity as President, General Manager and Director.  From 1973 to 2001, Dr. Kramer was a veterinarian, and recently retired as president and senior partner at Chapin, Sutter, Chapin, Ltd., of Lena, Illinois, a veterinary service corporation employing eight veterinarians. He received a doctorate in Veterinary Medicine from Iowa State University. Prior to co-founding Badger State Ethanol, Dr. Kramer served as President of the Adkins Energy Cooperative from December 1998 to April 2000. Adkins Energy Cooperative was formed in May 1996 to build a 30 million gallon dry mill ethanol plant in Lena, Illinois. The Adkins site is approximately 20 miles from our Monroe site. Dr. Kramer invested in this farmers cooperative in 1997. He was appointed to fill a vacancy on the Board of Directors in August 1997. In November 1998, he was elected to the Board by the members to serve a three year term. He was elected president of the Board in December 1998 and re-elected in March 2000. Dr. Kramer resigned from the Adkins Board in April 2000, and the cooperative redeemed his investment, without interest. At the time of his resignation, the proposed Adkins ethanol project had not been constructed, although the cooperative was continuing its efforts and negotiations to secure necessary commitments and contracts to complete the project. Dr. Kramer received no compensation from Adkins for his service other than reimbursement of out-of-pocket expenses of approximately $4,600. Dr. Kramer has also served as a member of a number of professional organizations, and has served on other profit and non-profit Boards, including the American Veterinary Medical Association, American Association of Bovine Practitioners, Illinois Veterinary Medical Association, Northern Illinois Veterinary Medical Association and the Lena Park District Board.

David Kolsrud, Secretary and Director

Mr. Kolsrud has served on our Board of Directors since August 2001.  His term as a Director expires in 2005.  Approximately five percent of his professional time is devoted to his capacity as Secretary and Director of the Company.  Mr. Kolsrud is the General Manager and a member of the Board of Directors of CORN-er Stone Farmers Cooperative, which he founded in 1995 and served as Chairman until 2000. Mr. Kolsrud also continues to work as a self-employed farmer, an occupation he has had since 1973. He also serves as Chairman of the Valley Springs Farmers Cooperative, a farm supply co-op in Valley Springs, South Dakota. He has served on that Board for 15 years and served as Chairman for the past 12 years. He formerly served as the Chairman of the Minnesota Coalition for Ethanol. Mr. Kolsrud also serves on the Board of Governors of AGRI-Energy, LLC (a 12 million gallon a year ethanol facility in Luverne, Minnesota). He has served on that Board since 1997 and served as its Vice President until 1999.

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

Robert Wright, Director

Mr. Wright has served on our Board of Directors since August 2001.  His term as a Director expires in 2006.  Approximately five percent of his professional time is devoted to his capacity as a Director of the Company.  Mr. Wright has served as the President, Chief Executive Officer and a principal shareholder of Murex N.A. since May 1992. Murex is a marketer of gasoline “blendstocks,” such as fuel grade Ethanol, MTBE, Toluene, Methanol and Alkylate, to independent and major refiners in the United States. Mr. Wright is a graduate of Ohio State University with a degree in Chemical Engineering and the University of Toledo with a Masters in Business Administration.

David Fick, Director

David Fick has served on our Board of Directors since December 2003, when he was nominated by the Board of Directors to fill a vacated position.  In February 2004, Mr. Fick was elected by the members of the Company to the Board of Directors.  His term as a Director expires in 2006.  Approximately five percent of his professional time is devoted to his capacity as a Director of the Company.  Mr. Fick has been a self-employed farmer since 1970 and also has owned and operated a farm equipment business near Hill, Minnesota since 1986.  Mr. Fick is a member of CORN-er Stone Farmers Cooperative, Min Wind Energies and Minnesota Soybean Processors.

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

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee financial expert, as defined under 17 C.F.R. § 228.401, serving on its audit committee because it does not have an audit committee and is not required to have an audit committee because it is not a listed issuer, as defined in Rule 10A-3 under the Securities Exchange Act of 1934.

Code of Ethics

The Company is in the process of adopting a code of ethics.

ITEM 10.  EXECUTIVE COMPENSATION

Gary Kramer serves as our President and General Manager.  He was compensated as an independent contractor at the rate of $3,000 each month in 2002 through the end of July, 2002.  In August, 2002, Dr. Kramer became employed by us at a base salary of $100,000 per year, which is his current yearly salary.  John Malchine serves as Chief Executive Officer and, in January 2002, was compensated $60,000 by us for services he provided to us as an independent contractor in 2000 and 2001.  Mr. Malchine became employed by us in October, 2002 at a base salary of $3,000 each month, which is his current salary.

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

The following table shows the compensation that we paid to our officers for services that they rendered to us.

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary		Bonus	Other	Restricted Stock Awards	Securities Underlying Options/SARS	LTIP Payout	All Other Compensation
John L. Malchine	2001	$36,000	[1]	$0	$0	$0	$0	$0	$0
Chief Executive	2002	$9,000	[1]	$0	$0	$0	$0	$0	$0
Officer	2003	$36,000		$0	$0	$0	$0	$0	$0

Gary Kramer	2001	$36,000		$0	$0	$0	$0	$0	$0
President and	2002	$62,154		$0	$0	$0	$0	$0	$0
General Manager (formerly Chief Executive Officer)	2003	$100,000		$0	$0	$0	$0	$0	$0

[1] Mr. Malchine was paid a salary of $60,000 in January 2002 for services performed during 2000 and 2001.

Employment Agreements

We have no written employment agreements with any officer or Director.  We may in the future enter into employment agreements with our officers or other employees that we may hire.

Reimbursement of Expenses

Other than Mr. Malchine, Dr. Kramer and our Chief Financial Officer, we do not pay our officers and Directors any fees or salaries for their services to us; however, we do reimburse our officers for expenses incurred in connection with their service to us.  Our reimbursement policy is to reimburse our officers and Directors for out-of-pocket expenses.  Since our inception in May 2000, we have reimbursed our officers and Directors a total of $28,100.  We estimate that our officers and Directors will incur approximately $20,000 in out-of-pocket expenses in the next 12 months.  This is only an estimate and our officers and Directors expenses could be substantially higher than we anticipate.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We have not and do not expect to establish any compensation plans under which the Company’s securities are authorized for issuance.  The following table sets forth certain information concerning the beneficial ownership of our Class A member units as of March 15, 2004.

Title	Name and Address of Beneficial Owner		Amount and Nature of Beneficial Owner	Percent of Class
Director & Executive Officer	John L. Malchine	[1]	600	3.03%
Director & Executive Officer	Gary L. Kramer	[2]	920	4.65%
Director	David Fick	[3]	725	3.67%
Director	David Kolsrud	[4]	50	0.25%
Director	Don Endres	[5]	2,000	10.11%
Director	Wayne Mitchell	[6]	0	0.00%
Director	Robert Wright	[7]	25	0.13%
Executive Officer	James Leitzinger	[8]	5	0.03%
Director & Executive Officers as a group	All executive officers and directors	[9]	4,325	21.87%

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

[3]  David Fick’s address is 638 51st Street, Hills, MN 56138.

[4]  David Kolsrud’s address is 203 81st Street, Beaver Creek, MN 56116.

[5]  Don Endres’ address is 100 22nd Ave., Suite 103, Brookings, SD 57006.

[6]  Wayne Mitchell’s address at Fagen, Inc. is 501 W. Hwy 212 P.O. Box 159, Granite Falls, MN 56241.

[7]  Robert Wright’s address at Murex, N.A., Ltd. is 15411 Knoll Trail, Suite 260, Dallas, TX 75248.  This amount includes 25 units owned by Murex, N.A., Ltd., for which Mr. Wright disclaims beneficial interest.

[8]  James Leitzinger’s address at Badger State Ethanol, LLC is 820 West 17th Street, Monroe, Wisconsin  53566.

[9] Includes the beneficial ownership of eight Directors and executive officers.

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

Fagen purchased 500 Class A member units in our public offering.  ICM also purchased 500 Class A member units as well as 100 Class B member units (which were converted to 100 Class A member units).  Fagen and ICM’s purchase of the units were for investment purposes, and are subject to the same terms and conditions, including restrictions on transfer, as all other investors.   ICM sold its 600 Class A member units in 2003.

Start-up Capital

We were capitalized with limited cash investments from Dr. Gary Kramer and Mr. John Malchine, our founders.  Dr. Kramer and Mr. Malchine each contributed $10,000 to us in exchange for 500 Class C member units. Dr. Kramer and Mr. Malchine paid $20 per unit.  These units have been converted to Class A member units.

Executive Salaries

We are currently compensating Gary Kramer, our President and General Manager, $100,000 per year pursuant to an oral agreement. We are compensating James Leitzinger, our Chief Financial Officer, $65,000 per year for his services pursuant to an oral agreement.

Ethanol Agreement

We entered into an ethanol purchase and marketing agreement with Murex, N.A., Ltd. for the exclusive rights to purchase and market all ethanol produced by the plant.  This agreement expires in 2008.  Murex is a Class A member and has a representative on our Board of Directors.  Under the agreement, we have agreed to provide Murex with estimates of our production. Murex has agreed to purchase and deliver all the ethanol produced by the plant.

The agreement with Murex automatically renews for one-year terms after 2008 unless either party provides notice prior to the renewal anniversary date.  In addition, the agreement may be terminated by either party in the event of the other party’s insolvency, force majeure for at least a period of twelve months, or the default, which is not cured, by the other party in the performance of any term or covenant.  We may also terminate the agreement, following a decision of an arbitrator, if Murex breaches its obligation to use its best efforts to obtain for us the highest purchase price available for ethanol, after considering its own resale costs and transportation costs.

Distillers Grains and Solubles Agreement

We entered into a purchase and marketing agreement with ICM Marketing, Inc. for the exclusive rights to purchase and market all of the distillers grains produced by the plant.  This agreement expires in 2005.  ICM Marketing was a prime subcontractor for the construction of the ethanol plant and had a representative on our Board of Directors.  Under the agreement, ICM has agreed to purchase all of the wet distiller’s grains with solubles and the dried distiller’s grains with solubles produced at the ethanol production plant.  We are obligated to provide ICM a production schedule, the labor, equipment and facilities to meet ICM’s loading schedule and to reserve storage space for the products.  ICM has agreed to use its commercially reasonable efforts to achieve the highest resale price available under prevailing market conditions, in ICM’s and our reasonable judgment.

The agreement with ICM automatically renews for successive one-year terms after 2005 unless either party provides notice that it elects not to renew the agreement. The agreement may be terminated by the nondefaulting party in the event of default, which includes the failure to make payment when due, a default in the performance of a party’s covenants and agreements and the insolvency of a party.

Promissory Notes from Officers

We received proceeds of $50,000 in June of 2001 from the issuance of a $12,500 promissory note to Dr. Gary Kramer, our President and General Manager and Director, a $12,500 promissory note to Mr. John Malchine, our Chief Executive Officer and Director, and a $25,000 promissory note to ICM, Inc., our prime subcontractor.  The notes bore interest at the rate of 9% per annum and were due when we closed our public offering.  The notes were unsecured debt obligations of the Company.  The notes were paid with interest upon the closing of our public offering.

Conflicts of Interest

Conflicts of interest exist and may arise in the future as a result of the relationships between and among our members, officers, Directors and their affiliates.  Although our officers and Directors have fiduciary duties to us, certain of our Directors also owe fiduciary duties and other obligations to entities with whom we compete or do business with.  Whenever conflicts arise between us and an officer or Director or an entity with whom that officer or Director is affiliated, the Board as a whole will seek to resolve the conflict.  A Director will not participate when the Board considers a transaction where he or she has a conflict of interest.  We do not have a committee of independent Directors or members or an otherwise disinterested body to consider transactions or arrangements that result from, or are fraught with conflicts of interest.  Some conflict situations include disputes that may arise between us and Fagen or ICM as a result of the construction of the ethanol plant are expected to be resolved through binding arbitration according to construction industry rules.

Conflicts of interest could arise in the situations described below, among others:

•	We will engage in transactions with affiliates of our Directors. Members will have no right to individually enforce the obligations of our Directors or their affiliates in our favor.

•

Our Directors’ decisions regarding various matters, including expenditures that we make for our business, reserves for accrued expenses, including officers salaries and reimbursement of Director’s expenses, loan covenants, capital improvements and contingencies that will effect the amount of cash available for distribution to members.  We have representatives of Fagen on the Board and formerly ICM and engage in transactions with ICM and Fagen. Our expenditures, reserves and the amount of cash available for distribution may be affected by these transactions and our relationship to Fagen and ICM.

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

•

Fagen Inc., Mr. Mitchell, Mr. Endres, Mr. Kolsrud, Mr. Fick and Mr. Wright, are involved in various ethanol construction and development projects throughout the United States and in Wisconsin.  These projects will compete with our project for financing, corn and other raw material supplies, and the sale of ethanol and distillers grains.  Our operating agreement does not prevent our Directors from being involved in activities that compete with us.

•	Our Directors or their affiliates may loan money to us for which we may pay interest up to a rate of prime plus 4%.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Financial Statements.  An index to the financial statements included in this report appears at page F-1.  The financial statements appear at page F-2 through F-14 of this report.

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

10.8

First Amendment to Construction Loan Agreement dated August 27, 2002, by and between First National Bank of Omaha and Badger State Ethanol, LLC.  Filed as Exhibit 10.8 to the registrant’s annual report for the period ending December 31, 2002 on Form 10-KSB (Commission File 333-50568) and incorporated by reference herein.

10.9

Second Amendment to Construction Loan Agreement dated January 1, 2003, by and between First National Bank of Omaha and Badger State Ethanol, LLC.  Filed as Exhibit 10.9 to the registrant’s annual report for the period ending December 31, 2002 on Form 10-KSB (Commission File 333-50568) and incorporated by reference herein.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.

(b)	Reports on Form 8-K. Current Report on Form 8-K, dated December 11, 2003, containing a copy of the Company’s newsletter.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

For the fiscal year ended December 31, 2002 and 2003, professional services were performed by Grant Thornton LLP.  The following table presents fees for professional services rendered by Grant Thornton LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2002 and 2003, and fees billed for other services rendered by Grant Thornton LLP during those periods.

	December 31, 2002	December 31, 2003
Audit Fees (1)	$59,700	$84,800
Audit Related Fees (2)	2,200	5,600
Tax Fees	28,000	14,500
All Other Fees	0	0
TOTAL	$89,900	$104,900

(1) Represents the aggregate fees billed covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2003 and 2003.

(2) Represents the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review.

The above listed fees were pre-approved by the Board of Directors of the Company.  The percentage of hours expended on audit by persons other than the Company’s principal accountant’s full-time, permanent employees did not exceed 50%.

It is the Company’s policy to pre-approve all services provided by Grant Thornton LLP.  As of the date of this filing, the Company’s current policy is to not engage Grant Thornton LLP to provide, among other things, bookkeeping services, appraisal or valuation services, or internal audit services. The policy provides that the Company engage Grant Thornton to provide audit, tax and other assurance services, such as review of SEC reports or filings.  The Board of Directors considered and determined that the provision of the services other than the services described under “Audit Fees” is compatible with maintaining the independence of the independent auditors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 2004	BADGER STATE ETHANOL, LLC

	By:	/s/ Gary L. Kramer
Gary L. Kramer
President and General Manager

In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

/s/ John L. Malchine	March 25, 2004
John L. Malchine
Chairman of the Board and Chief Executive Officer

/s/ Gary L. Kramer	March 25, 2004
Gary L. Kramer
Director, President and General Manager

/s/ David Fick	March 25, 2004
David Fick
Director

/s/ David Kolsrud	March 25, 2004
David Kolsrud
Director and Secretary

/s/ Don Endres	March 25, 2004
Don Endres
Director and Treasurer

/s/ Wayne Mitchell	March 25, 2004
Wayne Mitchell
Director

/s/ Robert Wright	March 25, 2004
Robert Wright
Director

/s/ James Leitzinger	March 25, 2004
James Leitzinger
Chief Financial Officer

Supplemental Information to be Furnished with Reports Filed
Pursuant to § 15(d) of the Exchange Act by Nonreporting Issuers

The Registrant has sent an annual report or proxy materials to its securityholders covering the registrant’s last fiscal year.  The Registrant will furnish to the Commission for its information, at the time of filing its report on this Form, four copies of the annual report and form of proxy.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Members

Badger State Ethanol, LLC

We have audited the accompanying balance sheets of Badger State Ethanol, LLC as of December 31, 2003 and 2002, and the related statements of operations, members’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Badger State Ethanol, LLC as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Madison, Wisconsin
January 23, 2004

BADGER STATE ETHANOL, LLC

BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,810,490	$592,366
Accounts receivable:
Trade	4,129,164	3,416,381
Government incentive payments	1,112,426	—
Inventories	2,619,014	1,320,004
Margin deposits	234,000	410,000
Other assets	490,457	272,017

Total current assets	10,395,551	6,010,768

PROPERTY AND EQUIPMENT, at cost
Plant buildings and equipment	45,734,888	44,816,297
Land improvements	1,398,917	1,170,214
Office buildings and equipment	464,018	448,518
	47,597,823	46,435,029
Less accumulated depreciation and amortization	2,521,949	358,254
	45,075,874	46,076,775

OTHER ASSETS	714,581	595,056

TOTAL ASSETS	$56,186,006	$52,682,599

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Line of credit	$—	$1,747,980
Current maturities of long-term debt	3,056,680	2,074,287
Accounts payable	739,841	1,908,619
Accrued liabilities	1,713,655	991,668

Total current liabilities	5,510,176	6,722,554

LONG-TERM DEBT, less current maturities	24,043,579	31,240,273

COMMITMEMTS AND CONTINGENCIES	—	—

MEMBERS’ EQUITY
Members’ contributions	17,859,787	17,859,787
Retained earnings (accumulated deficit)	8,772,464	(3,140,015)
	26,632,251	14,719,772

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$56,186,006	$52,682,599

The accompanying notes are an integral part of these statements.

BADGER STATE ETHANOL, LLC

STATEMENTS OF OPERATIONS

Years ended December 31, 2003 and 2002

	2003	2002

Sales and revenues	$74,149,226	$10,125,926
Cost of sales	57,799,611	10,889,768

Gross margin (loss)	16,349,615	(763,842)

Selling, general and administrative expenses	2,663,322	1,124,979

Operating income (loss)	13,686,293	(1,888,821)

Interest expense	(1,846,937)	(398,165)
Interest income	7,894	6,521
Other income	65,229	22,745

Net income (loss)	$11,912,479	$(2,257,720)

Net income (loss) per unit - basic and diluted	$602.43	$(114.18)

Weighted average units outstanding - basic and diluted	19,774	19,774

The accompanying notes are an integral part of these statements.

BADGER STATE ETHANOL, LLC

STATEMENTS OF MEMBERS’ EQUITY

Years ended December 31, 2003 and 2002

	Members’ units	Members’ contributions	Retained earnings (accumulated deficit)	Total

Balance, January 1, 2002	19,774	$17,859,787	$(882,295)	$16,977,492

Net loss	—	—	(2,257,720)	(2,257,720)

Balance, December 31, 2002	19,774	17,859,787	(3,140,015)	14,719,772

Net income	—	—	11,912,479	11,912,479

Balance, December 31, 2003	19,774	$17,859,787	$8,772,464	$26,632,251

The accompanying notes are an integral part of these statements.

BADGER STATE ETHANOL, LLC

STATEMENTS OF CASH FLOWS

Years ended December 31, 2003 and 2002

	2003	2002

Cash flows from operating activities
Net income (loss)	$11,912,479	$(2,257,720)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	2,350,170	388,420
Changes in operating assets and liabilities:
Trade accounts receivable	(712,783)	(3,416,381)
Government incentive payments receivable	(1,112,426)	—
Inventories	(1,299,010)	(1,320,004)
Margin deposits	176,000	(410,000)
Other assets	(218,440)	(253,767)
Accounts payable	(1,168,778)	1,827,120
Accrued liabilities	721,987	991,668

Net cash provided by (used in) operating activities	10,649,199	(4,450,664)

Cash flows from investing activities
Cost of property and equipment	(1,162,794)	(30,849,565)

Cash flows from financing activities
Net change in line of credit	(1,747,980)	1,747,980
Payments of financing fees	(306,000)	(17,649)
Proceeds from long-term debt financing	927,880	29,018,738
Payments on long-term debt financing	(7,142,181)	(55,620)

Net cash provided by (used in) financing activities	(8,268,281)	30,693,449

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,218,124	(4,606,780)

Cash and cash equivalents at beginning of year	592,366	5,199,146

Cash and cash equivalents at end of year	$1,810,490	$592,366

Supplemental disclosure of cash flow information:
Interest paid	$1,858,655	$25,830

Supplemental disclosure of noncash operating, investing and financing activities:
Purchases of equipment with long-term debt	$—	$269,725

Capitalized interest related to long-term debt	$—	$653,382

The accompanying notes are an integral part of these statements.

BADGER STATE ETHANOL, LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Badger State Ethanol, LLC (the company) operates an ethanol plant in Wisconsin that began operations in October 2002.  The company sells its production of ethanol and related by-products domestically and operates in one business segment.

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

2.  Revenue Recognition

The company recognizes revenue at the time title to the goods and all risks of ownership transfer to customers.  This occurs upon the date of shipment.

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

5.  Accounts Receivable

Trade accounts receivable are due from customers for ethanol and distillers grains sales.  The company grants credit to customers in the normal course of business.  Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required.  Accounts outstanding longer than the contractual payment terms are considered past due.  Management performs on-going credit evaluations of customers and maintains allowances for potential credit losses when required.  At December 31, 2003 and 2002, the company believes all receivables are fully collectible and no allowance for doubtful accounts is deemed necessary.  This decision is based on considering a number of factors, including length of time trade accounts receivable are past due, the customers’ previous loss history, the customers’ current ability to pay their obligations to the company, and the condition of the general economy and the industry as a whole.  Interest is not charged on past due receivables.

6.  Concentrations of Credit Risk

The company’s cash balances are maintained in bank depositories primarily at one financial institution and exceed federally insured limits.  Accounts receivable are primarily with two customers (see Note I) and the company does not require collateral or other security to support these receivables.

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

9.  Derivative Instruments

The company enters into derivative contracts to hedge the company’s exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and forecasted ethanol sales.  The company does not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the December 31, 2003 and 2002 balance sheets at their fair market value.

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

At December 31, 2003 and 2002 no derivative contracts were designated as hedges and all changes in market value have been recognized through cost of sales.  The Company has recorded an increase to cost of sales of $621,722 and $809,921 related to its derivative contracts for the years ended December 31, 2003 and 2002.

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

11.  Net Income (Loss) Per Unit

Basic and diluted net income (loss) per unit are computed by dividing the net income (loss) by the weighted average units outstanding for the year.  At December 31, 2003 and 2002, the company had no equity instruments that would be considered unit equivalents for purposes of calculating net income (loss) per unit.

12.  Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation.  These reclassifications had no effect on previously recorded net loss or members’ equity.

13.  Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003.  The adoption of SFAS No. 149 had no impact on the company’s financial position, results of operations or cash flows.

The company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE B - GOVERNMENT INCENTIVE PAYMENTS

The company has recorded revenue of $1,632,292 related to incentive payments received under the State of Wisconsin Producer Subsidy Payment program (Wisconsin Producer program) for the program’s year ended June 30, 2003.  The company has recorded revenue of $7,500,000 related to incentive payments received under the United States Department of Agriculture Commodity Credit Corporation’s Bioenergy Program (US CCC Program) for the program’s year ended September 30, 2003.  All funds have been received for both incentive programs for the program years ended in 2003.  No federal or state incentive program revenue was recognized for the year ended December 31, 2002.

The company has recorded revenue of $633,000 related to incentive payments to be received under the Wisconsin Producer program for the program year ending June 30, 2004.  The company has recorded revenue of $479,000 related to incentive payments to be received under the US CCC program for the first quarter of the program year ending September 30, 2004.

NOTE C - INVENTORIES

Inventories consist of the following at December 31:

	2003	2002

Raw materials	$1,412,088	$981,688
Work-in-process	296,430	282,552
Finished goods	674,759	487,003
Derivative contracts	235,737	(431,239)

Total inventories	$2,619,014	$1,320,004

NOTE D - LINE OF CREDIT

The company has available a $3,500,000 line of credit with a financial institution expiring in August 2004.  There were no borrowings outstanding under the line of credit as of December 31, 2003.  Borrowings outstanding under the line of credit were $1,747,980 at December 31, 2002.   Borrowings outstanding under the line are collateralized by a general business security agreement.  Interest is payable monthly at a variable rate (effective rate of 5% at December 31, 2003).  Upon expiration of the current line of credit in August 2004, the company has the intent and believes it will have the ability to renew its line of credit.

NOTE E - LONG-TERM DEBT

Long-term debt consists of the following as of December 31:

	2003	2002
Note payable to First National Bank; secured by a general business security agreement; payable in quarterly principal and interest payments of $1,021,839, with a final payment due January 2008 (A)	$23,801,740	$29,672,120
Note payable to utility company; secured by specific equipment and guaranteed by the City of Monroe, Wisconsin; interest accrues at 3%. The note is payable in monthly principal and interest payments of $34,762 with a final payment due November 2007	3,233,412	3,548,411
Notes payable; secured by specific equipment; payable in monthly principal and interest payments of $2,441, with final payments due in 2007 (B)	65,107	94,029
	27,100,259	33,314,560
Less current maturities	3,056,680	2,074,287

	$24,043,579	$31,240,273

(A)	Interest accrues as follows: 6.528% on $14,465,278, and at prime rate plus 1% (effective rate of 5% at December 31, 2003) on $9,336,462.

The loan is collateralized by all assets of the company and contains various customary restrictions, including the maintenance of certain financial covenants.

(B)	Interest accrues at 2.5% on $43,085. The remaining balance was offered at zero percent financing.

Future maturities of long-term debt as of December 31, 2003 are as follows:

Year ending December 31,
2004	$3,056,680
2005	3,223,960
2006	3,381,953
2007	5,445,522
2008	11,992,144

$27,100,259

NOTE F - COMMITMENTS

The company had forward contracts to purchase approximately 3,467,000 and 3,004,000 bushels of corn at various prices at December 31, 2003 and 2002.  The company had additional forward contracts to purchase approximately 1,485,000 and 117,500 bushels of corn that were not yet priced at December 31, 2003 and 2002.  There were no unrealized losses on open forward contracts that were priced at December 31, 2003.  The company recorded an unrealized loss of $248,887 on open forward contracts that were priced at December 31, 2002.

The company leases railcars under operating leases that expire in 2004.  Total rent expense for all operating leases was $68,625 and $13,500 for the years ended December 31, 2003 and 2002.  Future minimum lease payments under these leases as of December 31, 2003 are $33,750 for the year ending December 31, 2004.

NOTE G - RELATED PARTIES

The company’s general contractor and a subcontractor that were used to construct the plant are members of the company and have representatives on the company’s Board of Directors.  The subcontractor also has exclusive rights to market the company’s distillers grains.  As of December 31, 2003, there is no amount due to these members for construction activities.  As of December 31, 2002 the company owed these members $500,000 for construction activities.  For the years ended December 31, 2003 and 2002, the company made payments to the members of $673,177 and $33,103,403.  Sales to the subcontractor for the years ended December 31, 2003 and 2002 were $10,765,583 and $1,968,351. Trade accounts receivable were $339,144 and $432,767 from the subcontractor at December 31, 2003 and 2002.  The subcontractor sold its units in November 2003 and its representative on the company’s Board of Directors resigned in December 2003.

The company’s sole ethanol marketing company is a member and has a representative on the company’s Board of Directors.  Sales for the years ended December 31, 2003 and 2002 to the member were $52,077,172 and $7,924,945.  Trade accounts receivable were $3,790,109 and $2,978,692 from the ethanol marketing company at December 31, 2003 and 2002.

In connection with the sales activities of the ethanol marketing company and the subcontractor, the company recorded expenses of  $4,832,854 and $735,273 related to railcar, freight and marketing fees for the years ended December 31, 2003 and 2002.

NOTE H - RETIREMENT PLAN

Effective January 1, 2003, the company established a 401(k) Plan for all employees of the company.  The company may make profit sharing contributions to the plan at the discretion of the company’s Board of Directors.  The company’s discretionary contribution was $21,592 in 2003.  No contributions were made in 2002.

NOTE I - MAJOR CUSTOMERS

The company has two major customers that accounted for 70% and 15% of  sales and revenues for the year ended December 31, 2003 and 78% and 19% of sales and revenues for the year ended December 31, 2002.  Revenue from major customers follows for the years ended December 31:

	2003	2002

Customer A	$52,077,172	$7,924,945
Customer B	10,765,583	1,968,351

Accounts receivable from major customers consisted of the following as of December 31:

	2003	2002

Customer A	$3,790,109	$2,978,692
Customer B	339,144	432,767

NOTE J - INCOME TAXES

Due to the company’s organization as a limited liability company, the income or loss of the company is reportable by the respective members on their personal income tax returns.  Therefore, no income tax provision has been included in the accompanying financial statements.

NOTE K - SUBSEQUENT EVENT

The Board of Directors of Badger State Ethanol declared a dividend of $250 per unit to be paid to all members of record at January 31, 2004.  The total distribution will be $4,943,500.