Form 10QSB
period 2004-03-31
BADGER STATE ETHANOL LLC
filed 2004-05-17
CIK 1128546

UNITED STATES
U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

As of May 3, 2004, the Company has issued 19,774 Class A member units.

Transitional Small Business Disclosure Format: Yes  ☐    No  ☒

BADGER STATE ETHANOL, LLC

FORM 10-QSB QUARTERLY REPORT FOR THE QUARTER ENDED

March 31, 2004

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BADGER STATE ETHANOL, LLC
CONDENSED BALANCE SHEETS

	(Unaudited) March 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$940,017	$1,810,490
Accounts receivable:
Trade	5,664,627	4,129,164
Government incentive payments	1,212,935	1,112,426
Inventories	5,744,026	2,619,014
Margin deposits	—	234,000
Other assets	149,738	490,457

Total current assets	13,711,343	10,395,551

PROPERTY AND EQUIPMENT, at cost
Plant buildings and equipment	45,921,294	45,734,888
Land improvements	1,398,917	1,398,917
Office buildings and equipment	464,018	464,018
	47,784,229	47,597,823
Less accumulated depreciation and amortization	3,072,569	2,521,949
	44,711,660	45,075,874

OTHER ASSETS	667,962	714,581

TOTAL ASSETS	$59,090,965	$56,186,006

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$3,122,283	$3,056,680
Accounts payable	1,645,699	739,841
Accrued liabilities	1,280,114	1,713,655

Total current liabilities	6,048,096	5,510,176

LONG-TERM DEBT, less current maturities	23,229,233	24,043,579

COMMITMENTS AND CONTINGENCIES	—	—

MEMBERS’ EQUITY
Members’ contributions	17,859,787	17,859,787
Retained earnings	11,953,849	8,772,464
	29,813,636	26,632,251

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$59,090,965	$56,186,006

The accompanying notes are an integral part of these condensed statements.

BADGER STATE ETHANOL, LLC

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2004	Three months ended March 31, 2003

Sales and revenues	$23,431,743	$16,548,916
Cost of sales	14,202,524	13,842,270
Gross margin	9,229,219	2,706,646

Selling, general and administrative expenses	739,642	670,993

Operating income	8,489,577	2,035,653

Interest expense	(369,635)	(515,659)
Interest income	4,943	465

Net income	$8,124,885	$1,520,459

Net income per unit – basic and diluted	$410.89	$76.89

Weighted average units outstanding – basic and diluted	19,774	19,774

The accompanying notes are an integral part of these condensed statements.

BADGER STATE ETHANOL, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2004	Three months ended March 31, 2003

Cash flows from operating activities
Net income	$8,124,885	$1,520,459
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	583,100	551,961
Changes in operating assets and liabilities:
Trade accounts receivable	(1,535,463)	(137,020)
Government incentive payments receivable	(100,509)	(1,632,292)
Inventories	(3,125,012)	(663,451)
Margin deposits	234,000	(334,825)
Other assets	340,719	(253,093)
Accounts payable	905,858	(302,449)
Accrued liabilities	(433,541)	79,854

Net cash provided by (used in) operating activities	4,994,037	(1,170,856)

Cash flows from investing activities
Cost of property and equipment	(172,267)	(15,500)

Cash flows from financing activities
Net change in line of credit	—	1,289,371
Payments of financing fees	—	(306,000)
Proceeds from long-term debt financing	—	927,882
Payment of dividends	(4,943,500)	—
Payments on long-term debt financing	(748,743)	(85,065)

Net cash provided by (used in) financing activities	(5,692,243)	1,826,188

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(870,473)	639,832

Cash and cash equivalents at beginning of period	1,810,490	592,366

Cash and cash equivalents at end of period	$940,017	$1,232,198

Supplemental disclosure of cash flow information:
Interest paid	$384,841	$399,018

The accompanying notes are an integral part of these condensed statements.

BADGER STATE ETHANOL, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Badger State Ethanol, LLC (the company) operates an ethanol plant in Wisconsin that began operations in October 2002.  The company sells its production of ethanol and related co-products domestically and operates in one business segment.

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in quarterly financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the company’s audited financial statements for the year ended December 31, 2003, contained in the company’s annual report on Form 10-KSB for 2003.

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary to present fairly the company’s financial position, results of operations and cash flows for the periods indicated.  The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results expected for the full year.

NOTE B - INVENTORIES

Inventories consist of the following:

	March 31, 2004	December 31, 2003
Raw materials	$2,193,506	$1,412,088
Work-in-process	299,140	296,430
Finished goods	259,643	674,759
Derivative contracts	2,991,737	235,737

Total inventories	$5,744,026	$2,619,014

NOTE C – DERIVATIVE INSTRUMENTS

The company enters into derivative contracts to hedge the company’s exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and forecasted ethanol sales.  The company does not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the March 31, 2004 and December 31, 2003 balance sheets at their fair market value.

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

At March 31, 2004 and December 31, 2003 no derivative contracts were designated as hedges and all changes in market value have been recognized through cost of sales.  The company has recorded a reduction to cost of sales of $3,801,087 and $146,777 related to its derivative contracts for the three months ended March 31, 2004 and 2003.

NOTE D – GOVERNMENT INCENTIVE PAYMENTS

The company recognizes revenue from federal and state incentive payments when all requirements of the program have been met and payments are assured.  No revenue was recognized related to incentive payments under the State of Wisconsin Producer Subsidy Payment program for the three months ended March 31, 2004.  The company recorded revenue of $1,632,292 related to this program for the three months ended March 31, 2003.

The company has recorded revenue of $1,154,674 related to incentive payments under the United States Department of Agriculture Commodity Credit Corporation’s Bioenergy Program (US CCC Program) for the three months ended March 31, 2004.  No revenue was recognized under the US CCC Program for the three months ended March 31, 2003.

NOTE E - RELATED PARTIES

The company’s sole distillers grain marketing company was a member and had a representative on the board of directors until December 2003.  The distillers grain marketing company has exclusive rights to market the company’s distillers grains.  Sales for the three months ended March 31, 2004 and 2003 to the distillers grain marketing company were $4,130,050 and $2,621,319.  Trade accounts receivable from the distillers grain marketing company at March 31, 2004 and December 31, 2003 were $529,887 and $339,144.  The company’s distillers grain marketing company was also a subcontractor for the construction of the company’s plant.

The company’s sole ethanol marketing company is a member and has a representative on the company’s Board of Directors.  Sales for the three months ended March 31, 2004 and 2003 to the ethanol marketing company were $17,607,758 and $12,160,846.  Trade accounts receivable from the ethanol marketing company at March 31, 2004 and December 31, 2003 were $5,008,328 and $3,790,109.

NOTE F – RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform with the current period’s presentation.  These reclassifications had no effect on previously recorded net income or members’ equity.

Item 2.  Management’s Discussion and Analysis or Plan of Operations

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties, including those risks described in this section.  Actual results may differ substantially from those described below.  Our discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and related notes.

Application of Critical Accounting Policies

Accounting policies, methods and estimates are an integral part of our financial statements and are based upon management’s current judgments.  Certain accounting policies, methods and estimates are particularly important because of their significance to the financial statements.  Note A of the Notes to Financial Statements included in the Annual Report on Form 10-KSB includes a summary of the significant accounting policies and methods we use.  The following is a discussion of what we believe to be the most critical of these policies and methods.

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

Derivatives

We enter into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and forecasted ethanol sales.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized in the March 31, 2004 and December 31, 2003 balance sheets at their fair market value.

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

At March 31, 2004 and 2003 no derivative contracts were designated as hedges and all changes in market value have been recognized through cost of sales.  We have recorded a reduction to costs of sales of $3,801,087 and $146,777 related to our derivative contracts for the three months ended March 31, 2004 and 2003.

Results of Operations for the Quarters Ending March 31, 2004 and 2003

We are engaged in the production and sale of fuel grade ethanol.  We have an annual capacity to process between approximately 14.4 to 17.0 million bushels of corn into between approximately 40 to 48 million gallons of ethanol.  In addition, we sell distillers grains, a principal by-product of the ethanol-production process, which we sell as distillers modified wet grains and distillers dried grains.  We completed construction of our ethanol plant and commenced operations in October 2002.

The following table shows the results of our operations and the percentages of sales and revenues, cost of sales, operating expenses and other items to total sales and revenues in our statements of operations for the three months ended March 31:

	March 31, 2004		March 31, 2003
	Amount	%	Amount	%
Sales and revenues	$23,431,743	100.0%	$16,548,916	100.0%
Cost of sales	14,202,524	60.6%	13,842,270	83.6%
Gross margin	9,229,219	39.4%	2,706,646	16.4%

Selling, general and administrative expenses	739,642	3.2%	670,993	4.1%

Operating income	8,489,577	36.2%	2,035,653	12.3%

Interest expense	(369,635)	(1.6)%	(515,659)	(3.1)%
Interest income	4,943	0.0%	465	0.0%

Net income	$8,124,885	34.6%	$1,520,459	9.2%

Sales and Revenue

Our sales and revenues are divided into four categories based upon the source from which they are derived: sales of ethanol, sales of distillers grains, marketing corn and ethanol supports.  For the three months ending March 31, 2004 and 2003, we derived approximately 75% and 74% of our sales and revenues from the sale of ethanol.  Approximately 18% and 16% of our sales and revenues were derived from the sale of distillers grains for the three months ending March 31, 2004 and 2003.  The marketing of corn accounted for approximately 2% and 0% of our sales and revenues for the three months ending March 31, 2004 and 2003.  Ethanol support payments accounted for 5% and 10% of sales and revenues for the three months ending March 31, 2004 and 2003.  We expect to maintain production at current levels for the remainder of the year.  The addition of the regenerative thermal oxidizer (RTO) in November, 2003 has enabled the plant to maximize its production of ethanol and distillers grains.

In February, 2004 we entered into an agreement with a third party to provide and sell raw carbon dioxide gas from the plant.  We will be leasing land to the third party that will be constructing a plant adjacent to our plant.  The initial term of the agreement is 15 years with the option to renew for additional 5 year periods thereafter.  We believe that our sales under the carbon dioxide agreement will be approximately $735,000 per year.  Construction has begun on the CO2 plant with an anticipated start date of July 2004.

The ethanol market has been strong and indications are that it will continue.  Any significant change in the ethanol market would impact our results.

Cost of Sales

Our cost of sales as a percentage of our sales and revenues were 61% and 84% for the three months ended March 31, 2004 and 2003.  The addition of the RTO has enabled the plant to generate more ethanol production and operate with improved efficiencies.  Cost of sales were reduced by $3,801,087 and $146,777 for the three months ended March 31, 2004 and 2003 due to changes in the fair value of our derivative contracts.  This reduction in cost of sales due to changes in the fair value of our derivative contracts for the quarter ended March 31, 2004 is due to an increase in price in the underlying input commodities and therefore the value of the related hedging instruments.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses as a percentage of sales and revenues were 3.2% and 4.1% for the three months ending March 31, 2004 and 2003.  Ethanol production and revenues have increased at a proportionately higher rate than selling, general and administrative expenses.

Interest Expense and Income

Our interest expense as a percentage of sales and revenues were 1.6% and 3.1% for the three months ending March 31, 2004 and 2003.  Sales and revenues have increased and our interest expense has decreased as our debt has been paid down.

Liquidity and Capital Resources

As of March 31, 2004, we had cash and cash equivalents of $940,017, current assets of $13,711,343 and available unused lines of credit of $3,500,000.  For the three months ending March 31, 2004, cash provided by operating activities was $4,994,037, cash paid for property and equipment was $172,267 and cash used in financing activities was $5,692,243.

In August 2001, we entered into a $30.6 million construction loan facility with a bank.  Effective as of January 1, 2003, this construction loan was converted into a $30.6 million term loan.  Quarterly payments, including principal and interest, of $1,021,839 began on April 1, 2003 based upon a five-year amortization with a balloon payment due on the maturity date of January 1, 2008.  The term loan is structured as three notes and interest accrues monthly on the notes at both fixed and variable rates.  The fixed rate accrues at 6.528% on $14,465,278 of the term loan and the variable rate will accrue on $9,336,462 of the term loan based on the prime rate (effective rate of 4.75% at March 31, 2004).  The amount outstanding on the term loan was $23,140,520 at March 31, 2004.  The term loan is secured by substantially all of our assets and contains various restrictions, including the maintenance of certain financial covenants.

On August 22, 2001, we entered into a subordinated credit facility of $3.6 million with Alliant Energy to finance the electrical infrastructure and other construction needs.  This credit facility was converted to a term note upon completion of construction of our facility.  Monthly payments, including principal and interest, of $34,762 began November 1, 2002 based upon a ten-year amortization with a balloon payment due on the maturity date of November 1, 2007.  Interest accrues monthly on the loan at 3%.  The amount outstanding on the electric utility note payable is $3,153,176 at March 31, 2004.  The electric utility note payable is secured by our equipment, inventory and a guarantee by the City of Monroe, and contains various restrictions.

In connection with our construction loan, we entered into a $3,500,000 364-day revolving credit facility with a bank.  The revolving line of credit is limited to the borrowing base collateral, which is based upon 75% of the value of the inventory and allowable accounts receivable, and has a variable interest rate based upon the prime rate.  There was no amount outstanding on the revolving loan at March 31, 2004.  The revolving loan is secured by substantially all of our assets and contains various restrictions.

We believe that our start-up cost related to the new carbon dioxide facility will be approximately $450,000, which we plan to finance from our operating cash flows in 2004.  We have spent approximately $37,000 to date on expenditures related to the new CO2 facility.

We anticipate that capital expenditures for fiscal 2004 will approximate $700,000 to $800,000.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements.  In addition, we may make forward-looking statements orally in the future by or on behalf of the Company. We undertake no responsibility to update any forward-looking statement.  When used, the words “believe,” “expect,” “will,” “can,” “estimate,” “anticipate” and similar expressions are intended to identify forward-looking statements.  Readers should not place undue reliance on any forward-looking statements and recognize that the statements are not predictions of actual future results.  Actual results could and likely will differ materially from those anticipated in the forward-looking statements due to risks and uncertainties.  These risks and uncertainties include, without limitation, the following and those business risks and factors described elsewhere in this report and our other Securities and Exchange Commission filings, our assumptions concerning financing requirements and future operations, changes in state and federal ethanol subsidies, our need for additional capital, our ability to manufacture our products on a commercial scale and in compliance with regulatory requirements, increased competition, and changes in government regulation.

•                  We have incurred substantial debt and debt service requirements.

•                  To service our debt, we will require a significant amount of cash and our ability to generate cash depends on many factors.

•                  Our debt financing contains numerous covenants, in which a breach may result in default.

•                  Our agreements or understandings with Fagen, Inc., ICM Marketing, Inc. and Murex, N.A., Ltd. were not negotiated at arm’s length, we may not have obtained terms as favorable to us as those we could have obtained from third parties, and any claims that we may have against Fagen or ICM may be difficult for us to enforce.

•                  Federal regulations and tax incentives concerning ethanol could expire or change, which could harm our business.

•                  Wisconsin state producer incentive payment may not be available or could be modified which could harm our business.

•                  Operating our ethanol plant may require additional capital.

•                  To produce ethanol we intend to purchase significant amounts of corn that is subject to disease and other risks.

•                  We are subject to extensive environmental regulation.

•                  Ethanol production is energy intensive, and we will need significant amounts of electricity and natural gas.

•                  Our business is not diversified.

•                  We established an output contract with only one distributor, Murex, N.A., who will purchase all of the ethanol we produce; we contracted only with ICM Marketing, Inc. for the marketing and distribution of our feed products.

As a result of these factors, and other described risk factors, our operating results may not be indicative of future operating results and you should not rely on them as indications of our future performance.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2004 (the “Evaluation Date”), have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are aware of two other potential violations of regulations applicable to the shipment of ethanol by rail.  We do not believe that these potential violations, either individually or in the aggregate, will have a material effect on our operations or financial performance.

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

None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BADGER STATE ETHANOL, LLC

Date: May 13, 2004	By:	/s/Gary L. Kramer
Gary L. Kramer
President and General Manager