Form 10QSB
period 2004-06-30
BADGER STATE ETHANOL LLC
filed 2004-08-13
CIK 1128546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

As of August 12, 2004, the Company has issued 19,774 Class A member units.

Transitional Small Business Disclosure Format: Yes  ☐    No  ☒

BADGER STATE ETHANOL, LLC

FORM 10-QSB QUARTERLY REPORT FOR THE QUARTER ENDED

June 30, 2004

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BADGER STATE ETHANOL, LLC

CONDENSED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,648,733	$1,810,490
Accounts receivable:
Trade	5,149,919	4,129,164
Government incentive payments	429,081	1,112,426
Inventories	3,007,252	2,619,014
Margin deposits	—	234,000
Other assets	193,446	490,457

Total current assets	10,428,431	10,395,551

PROPERTY AND EQUIPMENT, at cost
Plant buildings and equipment	46,474,083	45,734,888
Land improvements	1,398,917	1,398,917
Office buildings and equipment	476,467	464,018
	48,349,467	47,597,823
Less accumulated depreciation and amortization	3,632,776	2,521,949
	44,716,691	45,075,874

OTHER ASSETS	621,343	714,581

TOTAL ASSETS	$55,766,465	$56,186,006

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$3,356,589	$3,056,680
Accounts payable	1,686,613	739,841
Accrued liabilities	1,531,111	1,713,655

Total current liabilities	6,574,313	5,510,176

LONG-TERM DEBT, less current maturities	19,338,177	24,043,579

COMMITMENTS AND CONTINGENCIES	—	—

MEMBERS’ EQUITY
Members’ contributions	17,859,787	17,859,787
Retained earnings	11,994,188	8,772,464
	29,853,975	26,632,251

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$55,766,465	$56,186,006

The accompanying notes are an integral part of these condensed statements.

BADGER STATE ETHANOL, LLC

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Sales and revenues	$22,318,528	$21,099,896	$45,750,271	$37,648,812
Cost of sales	21,201,124	15,590,126	35,403,648	29,432,396
Gross margin	1,117,404	5,509,770	10,346,623	8,216,416

Selling, general and administrative expenses	754,415	590,827	1,494,057	1,261,820

Operating income	362,989	4,918,943	8,852,566	6,954,596

Interest expense	(325,112)	(496,401)	(694,747)	(1,012,060)
Interest income	2,462	799	7,405	1,264

Net income	$40,339	$4,423,341	$8,165,224	$5,943,800

Net income per unit – basic and diluted	$2.04	$223.69	$412.93	$300.59

Weighted average units outstanding – basic and diluted	19,774	19,774	19,774	19,774

The accompanying notes are an integral part of these condensed statements.

BADGER STATE ETHANOL, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2004	Six months ended June 30, 2003

Cash flows from operating activities
Net income	$8,165,224	$5,943,800
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,204,066	1,104,353
Changes in operating assets and liabilities:
Trade accounts receivable	(1,020,755)	366,721
Government incentive payments receivable	683,345	(5,475,000)
Inventories	(388,238)	(232,111)
Margin deposits	234,000	106,635
Other assets	297,011	(17,131)
Accounts payable	946,772	(730,483)
Accrued liabilities	(182,544)	35,418

Net cash provided by operating activities	9,938,881	1,102,202

Cash flows used in investing activities
Cost of property and equipment	(751,645)	(442,674)

Cash flows from financing activities
Net change in line of credit	—	(547,718)
Payments of financing fees	—	(306,000)
Proceeds from long-term debt financing	—	927,882
Payment of dividends	(4,943,500)	—
Payments on long-term debt financing	(4,405,493)	(1,317,039)

Net cash used in financing activities	(9,348,993)	(1,242,875)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(161,757)	(583,347)

Cash and cash equivalents at beginning of period	1,810,490	592,366

Cash and cash equivalents at end of period	$1,648,733	$9,019

Supplemental disclosure of cash flow information:
Interest paid	$755,627	$1,384,396

The accompanying notes are an integral part of these condensed statements.

BADGER STATE ETHANOL, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Badger State Ethanol, LLC (the “Company”) operates an ethanol plant in Wisconsin that began operations in October 2002.  The Company sells its production of ethanol and related co-products domestically and operates in one business segment.

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

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated.  The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results expected for the full year.

NOTE B - INVENTORIES

Inventories consist of the following:

	June 30, 2004	December 31, 2003
Raw materials	$1,661,363	$1,412,088
Work-in-process	332,194	296,430
Finished goods	778,622	674,759
Derivative contracts	235,073	235,737

Total inventories	$3,007,252	$2,619,014

NOTE C – DERIVATIVE INSTRUMENTS

The Company enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and forecasted ethanol sales.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the June 30, 2004 and December 31, 2003 balance sheets at their fair market value.

On the date the derivative instrument is entered into, the Company will designate the derivative as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a “fair value hedge”), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a “cash flow hedge”) or (3) will not designate the derivative as a hedge.  Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings.  Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings.  Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings.

At June 30, 2004 and December 31, 2003 no derivative contracts were designated as hedges and all changes in market value have been recognized through cost of sales.  The Company has recorded an increase to cost of sales of $2,589,438 and a decrease to cost of sales of $1,211,649 related to derivative contracts for the three and six months ended June 30, 2004.  The Company recorded an increase to cost of sales of $923,135 and $865,005 related to derivative contracts for the three and six months ended June 30, 2003.

NOTE D – GOVERNMENT INCENTIVE PAYMENTS

The Company recognizes revenue from federal and state incentive payments when all requirements of the program have been met and payments are assured.  The Company recorded revenue of $333 related to incentive payments under the State of Wisconsin Producer Subsidy Payment program for the three and six months ended June 30, 2004.  The Company recorded revenue of $1,632,292 related to this program for the six months ended June 30, 2003, none of which was recorded during the three months ended June 30, 2003.

The Company has recorded revenue of $302,420 and $1,457,094 related to incentive payments under the United States Department of Agriculture Commodity Credit Corporation’s Bioenergy Program (“US CCC Program”) for the three and six months ended June 30, 2004.  The Company recorded revenue of $5,475,000 related to incentive payments under the US CCC Program for the three and six months ended June 30, 2003.

NOTE E - RELATED PARTIES

The Company’s sole distillers grain marketing company was a member and had a representative on the board of directors until December 2003.  The distillers grain marketing company has exclusive rights to market the Company’s distillers grains.  Sales for the three and six months ended June 30, 2004 to the distillers grain marketing company were $4,113,818 and $8,243,868.  Sales for the three and six months ended June 30, 2003 to the distillers grain marketing company were $2,631,020 and $5,252,339.  Trade accounts receivable from the distillers grain marketing company at June 30, 2004 and December 31, 2003 were $483,566 and $339,144.  The distillers grain marketing company was also a subcontractor for the construction of the Company’s plant.

The Company’s sole ethanol marketing company is a member and has a representative on the Company’s Board of Directors.  Sales for the three and six months ended June 30, 2004 to the ethanol marketing company were $17,442,376 and $35,050,134.  Sales for the three and six months ended June 30, 2003 to the ethanol marketing company were $12,438,795 and $24,599,641.  Trade accounts receivable from the ethanol marketing company at June 30, 2004 and December 31, 2003 were $5,036,057 and $3,790,109.

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

Inventories

Inventories are stated at the lower of cost or net realizable value.  Costs are determined using the first-in, first-out method.

Derivatives

We enter into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and forecasted ethanol sales.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized in the June 30, 2004 and December 31, 2003 balance sheets at their fair market value.

On the date the derivative instrument is entered into, we will designate the derivative as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a “fair value hedge”), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a “cash flow hedge”) or (3) will not designate the derivative as a hedge.  Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings.  Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings.  Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings.

At June 30, 2004 and December 31, 2003 no derivative contracts were designated as hedges and all changes in market value have been recognized through cost of sales.  We have recorded an increase to cost of sales of $2,589,438 and a decrease to cost of sales of $1,211,649 related to derivative contracts for the three and six months ended June 30, 2004.  We have recorded an increase to cost of sales of $923,135 and $865,005 related to derivative contracts for the three and six months ended June 30, 2003.

Summary

We are engaged in the production and sale of fuel grade ethanol.  We have an annual capacity to process between approximately 14.4 to 17.0 million bushels of corn into between approximately 40 to 48 million gallons of ethanol.  In addition, we sell distillers grains, a principal by-product of the ethanol-production process, which we sell as distillers modified wet grains and distillers dried grains.  We completed construction of our ethanol plant and commenced operations in October 2002.  Also, as of July 1, 2004, we completed construction and began operations on a carbon dioxide facility to process carbon dioxide, a by-product of the ethanol process, for sale to third parties.

Results of Operations for the Three Months Ended June 30, 2004 and 2003

The following table shows the results of our operations and the percentages of sales and revenues, cost of sales, operating expenses and other items to total sales and revenues in our statements of operations for the three months ended June 30:

	June 30, 2004		June 30, 2003
	Amount	%	Amount	%
Sales and revenues	$22,318,528	100.0	$21,099,896	100.0
Cost of sales	21,201,124	95.0	15,590,126	73.9
Gross margin	1,117,404	5.0	5,509,770	26.1

Selling, general and administrative expenses	754,415	3.4	590,827	2.8

Operating income	362,989	1.6	4,918,943	23.3

Interest expense	(325,112)	1.5	(496,401)	2.4
Interest income	2,462	0.0	799	0.0

Net income	$40,339	0.2	$4,423,341	21.0

Sales and Revenues

Our sales and revenues are divided into four categories based upon the source from which they are derived: sales of ethanol, sales of distillers grains, marketing corn and ethanol supports.  For the quarters ended June 30, 2004 and 2003, we derived approximately 78.2% and 59.0% of our sales and revenues from the sale of ethanol.  Approximately 18.4% and 12.5% of our sales and revenues were derived from the sale of distillers grains for the three months ended June 30, 2004 and 2003.  The marketing of corn accounted for approximately 2.0% and 2.6% of our sales and revenues for the three months ended June 30, 2004 and 2003.  Ethanol support payments from the federal government accounted for 1.4% and 25.9% of sales and revenues for the three months ended June 30, 2004 and 2003.  The ethanol support payments, which amounted to $302,753 and $5,475,000 for the three months ended June 30, 2004 and 2003, are based on increases in the production of ethanol over the same prior year period.  During 2003, our first full year of operation, we experienced a marked increase in the production of ethanol over the previous year; however we did not experience a similar increase in the production of ethanol in 2004, and we do not expect to experience a similar increase in the future.  Thus, the support payments we received in 2003 were a larger percentage of our total revenue than in 2004.  We expect to maintain production at approximately current levels for the remainder of the year.  The addition of the regenerative thermal oxidizer (“RTO”) in November 2003 has enabled the plant to maximize its production of ethanol and distillers grains.  Additionally, the Company has approved the construction of an additional fermenter which we estimate will increase production to 50 million gallons of denatured ethanol beginning in 2005.

Cost of Sales

Our cost of sales as a percentage of sales and revenues were 95.0% and 73.9% for the three months ended June 30, 2004 and 2003.  Cost of sales increased by $2,589,438 and $923,135 for the three months ended June 30, 2004 and 2003 due to changes in the fair value of our derivative contracts.  The increase in cost of sales for the three months ended June 30, 2004 is due to fluctuations in price in the underlying input commodities and therefore the value of the related hedging instruments.  The difference in cost of sales as a percentage of sales and revenues between 2004 and 2003 is primarily caused by the large amount of ethanol support payments we received from the federal government that were included in 2003 sales and revenues, but did not have any corresponding cost of sales.  We do not anticipate receiving any substantial amount of ethanol support payments in the near future.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses as a percentage of sales and revenues were 3.4% and 2.8% for the three months ended June 30, 2004 and 2003.  For the three months ended June 30, 2004, ethanol production and revenues have increased at a proportionately lower rate than selling, general and administrative expenses.  Sales for the three months ended June 30, 2004 were more than 2 million gallons greater than sales during the same time period for 2003.  This increased sales activity resulted in a corresponding increase in selling, general and administrative expenses.  We expect to maintain this higher level of production and as such, we expect our selling, general and administrative expenses to also keep pace with production and sales.

Interest Expense and Income

Our interest expense as a percentage of sales and revenues were 1.5% and 2.4% for the three months ended June 30, 2004 and 2003.  Sales and revenues have increased and our interest expense has decreased as our debt has been paid down.

Results of Operations for the Six Months Ended June 30, 2004 and 2003

The following table shows the results of our operations and the percentages of sales and revenues, cost of sales, operating expenses and other items to total sales and revenues in our statements of operations for the six months ended June 30:

	June 30, 2004		June 30, 2003
	Amount	%	Amount	%
Sales and revenues	$45,750,271	100.0	$37,648,812	100.0
Cost of sales	35,403,648	77.4	29,432,396	78.2
Gross margin	10,346,623	22.6	8,216,416	21.8

Selling, general and administrative expenses	1,494,057	3.3	1,261,820	3.4

Operating income	8,852,566	19.3	6,954,596	18.5

Interest expense	(694,747)	1.5	(1,012,060)	2.7
Interest income	7,405	0.0	1,264	0.0

Net income	$8,165,224	17.8	$5,943,800	15.8

Sales and Revenues

Our sales and revenues are divided into four categories based upon the source from which they are derived: sales of ethanol, sales of distillers grains, marketing corn and ethanol supports.  For the six months ended June 30, 2004 and 2003, we derived approximately 76.6% and 65.5% of our sales and revenues from the sale of ethanol.  Approximately 18% and 14% of our sales and revenues were derived from the sale of distillers grains for the six months ended June 30, 2004 and 2003.  The marketing of corn accounted for approximately 2.2% and 1.6% of our sales and revenues for the six months ended June 30, 2004 and 2003.  Ethanol support payments of $1,457,427 and $7,107,292 accounted for 3.2% and 18.9% of sales and revenues for the six months ended June 30, 2004 and 2003.  We expect to maintain production at approximately current levels for the remainder of the year.

The ethanol market has been strong and we believe that it will continue to be strong.  Any significant change in the ethanol market would impact our results.

Cost of Sales

Our cost of sales as a percentage of sales and revenues were 77.4% and 78.2% for the six months ended June 30, 2004 and 2003.  Cost of sales were decreased by $1,211,649 and increased by $865,005 for the six months ended June 30, 2004 and 2003 due to changes in the fair value of our derivative contracts.  This reduction in cost of sales was due to changes in the fair value of our derivative contracts for the six months ended June 30, 2004 and is due to fluctuations in price in the underlying input commodities, primarily corn, and therefore the value of the related hedging instruments.  The industry currently forecasts that farmers will grow a record corn crop, and as such, may bring some stability to the price of corn in the market.  Very strong world demand for corn, however, will still control the volatility of the price of corn in the market.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses as a percentage of sales and revenues were 3.3% and 3.4% for the six months ended June 30, 2004 and 2003.  We expect selling, general and administrative expenses to increase proportionately with increased production and sales activity.

Interest Expense and Income

Our interest expense as a percentage of sales and revenues were 1.5% and 2.7% for the six months ended June 30, 2004 and 2003.  Sales and revenues have increased and our interest expense has decreased as our debt has been paid down.

Liquidity and Capital Resources

As of June 30, 2004, we had cash and cash equivalents of $1,648,733, current assets of $10,428,431 and available unused line of credit of $3,500,000.  For the six months ended June 30, 2004, cash provided by operating activities was $9,938,881, cash paid for property and equipment was $751,645 and cash used in financing activities was $9,348,993.

In August 2001, we entered into a $30.6 million construction loan facility with a bank.  Effective as of January 1, 2003, this construction loan was converted into a $30.6 million term loan.  Quarterly payments, including principal and interest, of $1,021,839 began on April 1, 2003 based upon a five-year amortization with a balloon payment due on the maturity date of January 1, 2008.  The term loan is structured as three notes and interest accrues monthly on the notes at both fixed and variable rates.  The fixed rate accrues at 6.528% on $12,388,561 of the term loan and the variable rate will accrue on $7,107,421 of the term loan based on the prime rate (effective rate of 4.75% as of June 30, 2004).  The amount outstanding on the term loan was $19,495,982 at June 30, 2004.  The term loan is secured by substantially all of our assets and contains various restrictions, including the maintenance of certain financial covenants.

On August 22, 2001, we entered into a subordinated credit facility of $3.6 million with Alliant Energy to finance the electrical infrastructure and other construction needs.  This credit facility was converted to a term note upon completion of construction of our facility.  Monthly payments, including principal and interest, of $34,762 began November 1, 2002 based upon a ten-year amortization with a balloon payment due on the maturity date of November 1, 2007.  Interest accrues monthly on the loan at 3%.  The amount outstanding on this term note is $3,072,338 at June 30, 2004.  The term note is secured by our equipment, inventory and a guarantee by the City of Monroe, and contains various restrictions.

In connection with our construction loan, we entered into a $3,500,000 364-day revolving credit facility with a bank.  The revolving line of credit is limited to the borrowing base collateral, which is based upon 75% of the value of the inventory and allowable accounts receivable, and has a variable interest rate based upon the prime rate.  There was no amount outstanding on the revolving loan at June 30, 2004.  The revolving loan is secured by substantially all of our assets and contains various restrictions.

We forecasted that our start-up cost related to the new carbon dioxide facility would be approximately $450,000.  We spent approximately $461,000 on expenditures related to the new CO2 facility which we financed from our operating cash flow.  The construction of the carbon dioxide facility is complete and no new expenditures are expected other than operating expenses.

We are also constructing an additional fermenter which will allow us to increase our ethanol production capacity to 50 million gallons.  We believe that the costs of constructing the additional fermenter will be approximately $1.2 million.  We expect that construction of the additional fermenter will begin in October, 2004 and believe it will be completed by December 31, 2004.

We anticipate that capital expenditures for fiscal 2004 will be approximately $2,000,000, including the costs of the additional fermenter.

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

•                  Our debt financing contains numerous covenants, a breach of any of which may result in default.

•                  Our agreements or understandings with Fagen, Inc., ICM Marketing, Inc. and Murex, N.A., Ltd. were not negotiated at arm’s length, we may not have obtained terms as favorable to us as those we could have obtained from third parties, and any claims that we may have against them may be difficult for us to enforce.

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

•                  Our business is not diversified.

•                  We established an output contract with only one distributor, Murex, N.A., who will purchase all of the ethanol we produce; we contracted only with ICM Marketing, Inc. for the marketing and distribution of our distillers grains.

As a result of these factors, and other described risk factors, our operating results may not be indicative of future operating results and you should not rely on them as indications of our future performance.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2004 (the “Evaluation Date”), have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On July 22, 2004, the U.S. Department of Transportation’s Federal Railroad Administration (“FRA”) proposed a penalty amount of $12,250.00 to settle both the July 13, 2003, Notice of Probable Violation (“ZBADG-1”) and the February 20, 2004, Notice of Probable Violation (“ZBADG-2”).(1) The total amount proposed prior to our response to the FRA was $27,500.00.

The ZBADG-1 notice claims that on or about November 13, 2002, staff at the Union Pacific terminal in Phoenix, Arizona noticed that a small amount of ethanol (reported as approximately one gallon) had dripped from the internal liquid valve outlet while the rail car was stopped at the terminal.  The notice also alleges that inaccurate information was contained on the tank car’s shipping papers.  The ZBADG-2 notice states that: (1) on or about March 17, 2003, during a routine inspection at the Yard in Phoenix, Arizona an inspector discovered that the threaded plug intended as a secondary measure to secure the bottom outlet valve of a tank car was loose (the primary seal was secure and thus no release occurred), and (2) on or about March 20, 2003, a leak of denatured alcohol was reported from the topside of a tank car at the yard in Phoenix, Arizona.

We do not believe that we are responsible for this problem and have responded to the FRA and we are currently working with our attorneys to determine how best to proceed in reaching a solution with the FRA. However, we do not believe that these potential violations, either individually or in the aggregate, will have a material effect on our operations or financial performance.

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

(1)  The FRA reserves the rights to reopen the 2nd violation in the ZBADG-1 Notice of Probable Violation (dated July 22, 2003) at some point in the future - a total potential amount of $2,500.00.

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

b.             Reports on Form 8-K

Current Report on Form 8-K, dated June 16, 2004, containing a copy of the Company’s newsletter.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BADGER STATE ETHANOL, LLC

Date:	August 12, 2004	By:	/s/ Gary L. Kramer
Gary L. Kramer President and General Manager