Form 10QSB
period 2004-09-30
BADGER STATE ETHANOL LLC
filed 2004-11-15
CIK 1128546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒                                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

As of November 12, 2004, the Company has issued 19,774 Class A member units.

Transitional Small Business Disclosure Format:  Yes ☐   No ☒

BADGER STATE ETHANOL, LLC

FORM 10-QSB QUARTERLY REPORT FOR THE QUARTER ENDED

September 30, 2004

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BADGER STATE ETHANOL, LLC

CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,739,155	$1,810,490
Accounts receivable:
Trade	5,742,341	4,129,164
Government incentive payments	300,000	1,112,426
Inventories	1,625,408	2,383,277
Margin deposits	1,612,259	234,000
Derivative contracts	—	235,737
Other assets	31,767	490,457
Total current assets	11,050,930	10,395,551

PROPERTY AND EQUIPMENT, at cost
Plant buildings and equipment	46,925,639	45,734,888
Land improvements	1,398,917	1,398,917
Office buildings and equipment	476,467	464,018
	48,801,023	47,597,823
Less accumulated depreciation and amortization	4,206,475	2,521,949
	44,594,548	45,075,874

OTHER ASSETS	574,725	714,581
TOTAL ASSETS	$56,220,203	$56,186,006

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$3,394,033	$3,056,680
Accounts payable	1,091,064	739,841
Accrued liabilities	1,285,464	1,713,655
Derivative contracts	1,800,324	—
Total current liabilities	7,570,885	5,510,176

LONG-TERM DEBT, less current maturities	18,483,149	24,043,579

COMMITMENTS AND CONTINGENCIES	—	—

MEMBERS’ EQUITY
Members’ contributions	17,859,787	17,859,787
Retained earnings	12,306,382	8,772,464
	30,166,169	26,632,251

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$56,220,203	$56,186,006

The accompanying notes are an integral part of these condensed statements.

BADGER STATE ETHANOL, LLC

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Sales and revenues	$24,032,104	$18,297,066	$69,782,375	$55,945,878
Cost of sales	22,686,205	14,222,014	58,089,853	43,654,410
Gross margin	1,345,899	4,075,052	11,692,522	12,291,468

Selling, general and administrative expenses	724,494	673,634	2,218,552	1,935,454
Operating income	621,405	3,401,418	9,473,970	10,356,014

Interest expense	(313,036)	(449,274)	(1,007,783)	(1,461,334)
Interest income	3,826	2,383	11,231	3,647
Net income	$312,195	$2,954,527	$8,477,418	$8,898,327

Net income per unit – basic and diluted	$15.79	$149.41	$428.72	$450.00

Weighted average units outstanding – basic and diluted	19,774	19,774	19,774	19,774

The accompanying notes are an integral part of these condensed statements.

BADGER STATE ETHANOL, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30, 2004	Nine months ended September 30, 2003

Cash flows from operating activities
Net income	$8,477,418	$8,898,327
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,824,382	1,664,515
Changes in operating assets and liabilities:
Trade accounts receivable	(1,613,177)	(745,844)
Government incentive payments receivable	812,426	—
Inventories	757,869	338,734
Margin deposits	(1,378,259)	410,000
Other assets	458,690	66,879
Derivative contracts	2,036,061	(145,059)
Accounts payable	351,223	30,363
Accrued liabilities	(428,191)	(170,700)
Net cash provided by operating activities	11,298,442	10,347,215

Cash flows used in investing activities
Cost of property and equipment	(1,203,200)	(466,474)

Cash flows from financing activities
Net change in line of credit	—	(1,747,980)
Payments of financing fees	—	(306,000)
Proceeds from long-term debt financing	—	927,882
Payment of dividends	(4,943,500)	—
Payments on long-term debt financing	(5,223,077)	(6,403,324)
Net cash used in financing activities	(10,166,577)	(7,529,422)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(71,335)	2,351,319

Cash and cash equivalents at beginning of period	1,810,490	592,366

Cash and cash equivalents at end of period	$1,739,155	$2,943,685

Supplemental disclosure of cash flow information:
Interest paid	$1,083,224	$1,463,788

The accompanying notes are an integral part of these condensed statements.

BADGER STATE ETHANOL, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Badger State Ethanol, LLC (the “Company”) operates an ethanol plant in Wisconsin that began operations in October 2002.  The Company sells its production of ethanol and related products domestically and operates in one business segment.

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

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated.  The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results expected for the full year.

NOTE B - INVENTORIES

Inventories consist of the following:

	September 30, 2004	December 31, 2003
Raw materials	$950,350	$1,412,088
Work-in-process	332,194	296,430
Finished goods	342,864	674,759

Total inventories	$1,625,408	$2,383,277

NOTE C – DERIVATIVE INSTRUMENTS

The Company enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and forecasted ethanol sales.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the September 30, 2004 and December 31, 2003 balance sheets at their fair market value.

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

At September 30, 2004 and December 31, 2003 no derivative contracts were designated as hedges and all changes in market value have been recognized through cost of sales. The amount recorded for derivative contracts at September 30, 2004 was a liability of $1,800,324 and at December 31, 2003 was an asset of $235,747.  The Company recorded an increase to cost of sales of $3,009,002 and $1,797,353 related to derivative contracts for the three and nine months ended September 30, 2004.  The Company recorded an increase to cost of sales of $117,857 and $982,862 related to derivative contracts for the three and nine months ended September 30, 2003.

NOTE D – GOVERNMENT INCENTIVE PAYMENTS

The Company recognizes revenue from federal and state incentive payments when all requirements of the program have been met and payments are assured.  The Company recorded no revenue and $333 related to incentive payments under the State of Wisconsin Producer Subsidy Payment program for the three and nine months ended September 30, 2004.  The Company recorded no revenue and $1,632,292 related to incentive payments under the State of Wisconsin Producer Subsidy Payment program for the three and nine months ended September 30, 2003.

The Company recorded revenue of $358,020 and $1,815,114 related to incentive payments under the United States Department of Agriculture Commodity Credit Corporation’s Bioenergy Program (“US CCC Program”) for the three and nine months ended September 30, 2004.  The Company recorded revenue of $2,025,000 and $7,500,000 related to incentive payments under the US CCC Program for the three and nine months ended September 30, 2003.

NOTE E - RELATED PARTIES

The Company’s sole distillers grain marketing company was a member and had a representative on the board of directors until December 2003.  The distillers grain marketing company has exclusive rights to market the Company’s distillers grains.  Sales for the three and nine months ended September 30, 2004 to the distillers grain marketing company were $4,184,182, and $12,428,050.  Sales for the three and nine months ended September 30, 2003 to the distillers grain marketing company were $2,708,502 and $7,960,841.  Trade accounts receivable from the distillers grain marketing company at September 30, 2004 and December 31, 2003 were $242,095 and $339,144.  The Company’s distillers grain marketing company was also a subcontractor for construction of the Company’s plant.

The Company’s sole ethanol marketing company is a member and has a representative on the Company’s Board of Directors.  Sales for the three and nine months ended September 30, 2004 to the ethanol marketing company were $18,683,742 and $53,733,876.  Sales for the three and nine months ended September 30, 2003 to the ethanol marketing company were $13,499,909 and $38,099,550.  Trade accounts receivable from the ethanol marketing company at September 30, 2004 and December 31, 2003 were $5,413,446 and $3,790,109.

NOTE F – RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period’s presentation.  These reclassifications had no effect on previously recorded net income or members’ equity.

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

Derivatives

We enter into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and forecasted ethanol sales.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized in the September 30, 2004 and December 31, 2003 balance sheets at their fair market value.

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

At September 30, 2004 and December 31, 2003 no derivative contracts were designated as hedges and all changes in market value have been recognized through cost of sales.  We have recorded an increase to cost of sales of $3,009,002 and $1,797,353 related to derivative contracts for the three and nine months ended September 30, 2004.  We have recorded an increase to cost of sales of $117,857 and $982,862 related to derivative contracts for the three and nine months ended September 30, 2003.

Summary

We are engaged in the production and sale of fuel grade ethanol.  We have an annual capacity to process between approximately 14.4 to 17.0 million bushels of corn into between approximately 40 to 48 million gallons of ethanol.  In addition, we sell distillers grains, a principal by-product of the ethanol-production process, which we sell as distillers modified wet grains and distillers dried grains.  We completed construction of our ethanol plant and commenced operations in October 2002.  Also, as of July 1, 2004, we completed construction of our carbon dioxide processing equipment and began delivering carbon dioxide for processing and sale to third parties.

Results of Operations for the Three Months Ended September 30, 2004 and 2003

The following table shows the results of our operations and the percentages of sales and revenues, cost of sales, operating expenses and other items to total sales and revenues in our statements of operations for the three months ended September 30:

	September 30, 2004		September 30, 2003
	Amount	%	Amount	%
Sales and revenues	$24,032,104	100.0	$18,297,066	100.0
Cost of sales	22,686,205	94.4	14,222,014	77.7
Gross margin	1,345,899	5.6	4,075,052	22.3

Selling, general and administrative expenses	724,494	3.0	673,634	3.7

Operating income	621,405	2.6	3,401,418	18.6

Interest expense	(313,036)	1.3	(449,274)	2.5
Interest income	3,826	0.0	2,383	0.0

Net income	$312,195	1.3	$2,954,527	16.1

Sales and Revenues

Our sales and revenues are divided into five categories based upon the source from which they are derived:  sales of ethanol, sales of distillers grains, marketing corn, sales of carbon dioxide and ethanol supports.  For the quarters ended September 30, 2004 and 2003, we derived approximately 77.7% and 73.8% of our sales and revenues from the sale of ethanol.  Approximately 17.4% and 14.8% of our sales and revenues were derived from the sale of distillers grains for the three months ended September 30, 2004 and 2003.  The marketing of corn accounted for approximately 2.9% and 0.3% of our sales and revenues for the three months ended September 30, 2004 and 2003.  Sales of carbon dioxide accounted for 0.5% of sales for the quarter ended September 30, 2004.  There were no sales of carbon dioxide for the quarter ended September 30, 2003.  Ethanol support payments from the federal government accounted for 1.5% and 11.1% of sales and revenues for the three months ended September 30, 2004 and 2003.  The ethanol support payments, which amounted to $358,020 and $2,025,000 for the three months ended September 30, 2004 and 2003, are based on increases in the production of ethanol over the same prior year period.  During 2003, our first full year of operation, we experienced a marked increase in the production of ethanol over the previous year; however we did not experience a similar increase in the production of ethanol in 2004, and we do not expect to experience a similar increase in the future.  Thus, the support payments we received in 2003 were a larger percentage of our total revenue than in 2004.  We expect to maintain production at approximately current levels for the remainder of the year.  The addition of the regenerative thermal oxidizer (“RTO”) in November 2003 has enabled the plant to maximize its production of ethanol and distillers grains.  Additionally, the Company has approved and begun the construction of an additional fermenter which we estimate will increase production to 50 million gallons of denatured ethanol beginning in 2005.

Cost of Sales

Our cost of sales as a percentage of sales and revenues were 94.4% and 77.7% for the three months ended September 30, 2004 and 2003.  Cost of sales increased by $3,009,002 and $117,857 for the three months ended September 30, 2004 and 2003 due to changes in the fair value of our derivative contracts.  The increase in cost of sales for the three months ended September 30, 2004 is primarily due to fluctuations in price in the underlying input commodities and therefore the value of the related hedging instruments.  The remaining difference in cost of sales as a percentage of sales and revenues between 2004 and 2003 is primarily caused by the large amount of ethanol support payments we received from the federal government that were included in 2003 sales and revenues, but did not have any corresponding cost of sales.  We do not anticipate receiving any substantial amount of ethanol support payments in the near future.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses as a percentage of sales and revenues were 3.0% and 3.7% for the three months ended September 30, 2004 and 2003.  For the three months ended September 30, 2004, ethanol production and revenues have increased at a slightly higher rate than selling, general and administrative expenses.  Sales for the three months ended September 30, 2004 were more than two million gallons greater than sales during the same time period for 2003.  We expect to maintain this higher level of production and as such, we expect our selling, general and administrative expenses to also keep pace with production and sales.

Interest Expense and Income

Our interest expense as a percentage of sales and revenues were 1.3% and 2.5% for the three months ended September 30, 2004 and 2003.  Sales and revenues have increased and our interest expense has decreased as our debt has been paid down.

Results of Operations for the Nine Months Ended September 30, 2004 and 2003

The following table shows the results of our operations and the percentages of sales and revenues, cost of sales, operating expenses and other items to total sales and revenues in our statements of operations for the nine months ended September 30:

	September 30, 2004		September 30, 2003
	Amount	%	Amount	%
Sales and revenues	$69,782,375	100.0	$55,945,878	100.0
Cost of sales	58,089,853	83.2	43,654,410	78.0
Gross margin	11,692,522	16.8	12,291,468	22.0

Selling, general and administrative expenses	2,218,552	3.2	1,935,454	3.5

Operating income	9,473,970	13.6	10,356,014	18.5

Interest expense	(1,007,783)	1.4	(1,461,334)	2.6
Interest income	11,231	0.0	3,647	0.0

Net income	$8,477,418	12.2	$8,898,327	15.9

Sales and Revenues

Our sales and revenues are divided into five categories based upon the source from which they are derived sales of ethanol, sales of distillers grains, marketing corn, carbon dioxide and ethanol supports.  For the nine months ended September 30, 2004 and 2003, we derived approximately 77.0% and 68.3% of our sales and revenues from the sale of ethanol.  Approximately 17.8% and 14.3% of our sales and revenues were derived from the sale of distillers grains for the nine months ended September 30, 2004 and 2003.  The marketing of corn accounted for approximately 2.4% and 1.1% of our sales and revenues for the nine months ended September 30, 2004 and 2003.  Sales of carbon dioxide for the nine months ended September 30, 2004 accounted for 0.2% of total sales.  There were no sales of carbon dioxide for the nine months ended September 30, 2003.  Ethanol support payments of $1,815,447 and $9,132,292 accounted for 2.6% and 16.3% of sales and revenues for the nine months ended September 30, 2004 and 2003.  We expect to maintain production at approximately current levels for the remainder of the year.

The ethanol market has been strong and we believe that it will continue to be strong, due in substantial part to the high price of oil.  Any significant change in the ethanol market would impact our results.

Cost of Sales

Our cost of sales as a percentage of sales and revenues were 83.2% and 78.0% for the nine months ended September 30, 2004 and 2003.  Cost of sales were increased by $1,797,353 and $982,862 for the nine months ended September 30, 2004 and 2003 due to changes in the fair value of our derivative contracts.  This increase in cost of sales was due to changes in the fair value of our derivative contracts for the nine months ended September 30, 2004 and is due to fluctuations in price in the underlying input commodities, primarily corn, and therefore the value of the related hedging instruments.  The remaining difference in cost of sales as a percentage of sales and revenues between 2004 and 2003 is primarily caused by the ethanol support payments we received from the federal government that were included in 2003 sales and revenues, but did not have any corresponding cost of sales.  We do not anticipate receiving any substantial amount of ethanol support payments in the near future.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses as a percentage of sales and revenues were 3.2% and 3.5% for the nine months ended September 30, 2004 and 2003.  We expect selling, general and administrative expenses to increase proportionately with increased production and sales activity.

Interest Expense and Income

Our interest expense as a percentage of sales and revenues were 1.4% and 2.6% for the nine months ended September 30, 2004 and 2003.  Sales and revenues have increased and our interest expense has decreased as our debt has been paid down.

Liquidity and Capital Resources

As of September 30, 2004, we had cash and cash equivalents of $1,739,155, current assets of $11,050,930 and available unused line of credit of $3,500,000.  For the nine months ended September 30, 2004, cash provided by operating activities was $11,298,442, cash paid for property and equipment was $1,203,200 and cash used in financing activities was $10,166,577.

In August 2001, we entered into a $30.6 million construction loan facility with a bank.  Effective as of January 1, 2003, this construction loan was converted into a $30.6 million term loan.  Quarterly payments, including principal and interest, of $1,021,839 began on April 1, 2003 based upon a five-year amortization with a balloon payment due on the maturity date of January 1, 2008.  The term loan is structured as three notes and interest accrues monthly on the notes at both fixed and variable rates.  The fixed rate accrues at 6.528% on $12,074,571 of the term loan and the variable rate will accrue on $6,699,309 of the term loan based on the prime rate (effective rate of 5.00% as of September 30, 2004).  The amount outstanding on the term loan was $18,773,880 at September 30, 2004.  The term loan is secured by substantially all of our assets and contains various restrictions, including the maintenance of certain financial covenants.

On August 22, 2001, we entered into a subordinated credit facility of $3.6 million with Alliant Energy to finance the electrical infrastructure and other construction needs.  This credit facility was converted to a term note upon completion of construction of our facility.  Monthly payments, including principal and interest, of $34,762 began November 1, 2002 based upon a ten-year amortization with a balloon payment due on the maturity date of November 1, 2007.  Interest accrues monthly on the loan at 3%.  The amount outstanding on this term note is $2,990,891 at September 30, 2004.  The term note is secured by our equipment, inventory and a guarantee by the City of Monroe, and contains various restrictions.

In connection with our construction loan, we entered into a $3,500,000 364-day revolving credit facility with a bank.  The revolving line of credit is limited to the borrowing base collateral, which is based upon 75% of the value of the inventory and allowable accounts receivable, and has a variable interest rate based upon the prime rate.  There was no amount outstanding on the revolving loan at September 30, 2004.  The revolving loan is secured by substantially all of our assets and contains various restrictions.

We began delivering carbon dioxide for processing and sale to third parties in July, 2004.  We forecasted that our start-up cost related to the new carbon dioxide processing equipment would be approximately $450,000.  We spent approximately $461,000 on expenditures related to the carbon dioxide processing equipment which we financed from our operating cash flow.

We are also constructing an additional fermenter which will allow us to increase our ethanol production capacity to 50 million gallons.  We believe that the costs of constructing the additional fermenter will be approximately $1,200,000.  The construction of the additional fermenter began in October, 2004 and believe such construction will be completed sometime in December, 2004.

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

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2004 (the “Evaluation Date”), have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On July 13, 2003, the U.S. Department of Transportation’s Federal Railroad Administration (“FRA”) issued a Notice of Probable Violation (“ZBADG-1”).  The ZBADG-1 notice claimed that on or about November 13, 2002, staff at the Union Pacific terminal in Phoenix, Arizona noticed that a small amount of ethanol (reported as approximately one gallon) had dripped from the internal liquid valve outlet while the rail car was stopped at the terminal.  The notice also alleged that inaccurate information was contained on the tank car’s shipping papers.

On February 20, 2004, FRA issued another Notice of Probable Violation (“ZBADG-2”).  The ZBADG-2 notice stated that: (1) on or about March 17, 2003, during a routine inspection at Phoenix, Arizona, an inspector discovered that the threaded plug intended as a secondary measure to secure the bottom outlet valve of a tank car was loose (the primary seal was secure and thus no release occurred), and (2) on or about March 20, 2003, a leak of denatured alcohol was reported from the topside of a tank car at Phoenix, Arizona.

We did not believe that we were responsible for these problems and we responded to the FRA on August 5, 2003 and March 15, 2004 with respect to the notices.  On July 22, 2004, the FRA proposed a penalty amount of $12,250.00 to settle both the July 13, 2003 Notice of Probable Violation (“ZBADG-1”) and the February 20, 2004 Notice of Probable Violation (“ZBADG-2”).  The total amount proposed by the FRA prior to our response was $27,500.00.  We accepted FRA’s proposed penalty of $12,250.00 and the FRA issued an Order Assessing Civil Penalty for ZBADG-1 and ABADG-2 on October 18, 2004.  Our payment is due to the FRA on November 18, 2004.  We do not believe that these penalties have a material effect on our operations or financial performance.

We are aware of two other potential violations of regulations applicable to the shipment of ethanol by rail, however, FRA has not pursued any claim regarding these potential violations and, to the best of our knowledge, is not planning to do so.  We do not believe that these potential violations, either individually or in the aggregate, would have a material effect on our operations or financial performance were they to be brought as claims by FRA.

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

32.1                           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.                                                Reports on Form 8-K

Current Report on Form 8-K, dated September 28, 2004, containing a copy of the Company’s newsletter.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BADGER STATE ETHANOL, LLC

Date:	November 12, 2004	By:	/s/ Gary L. Kramer
Gary L. Kramer
President and General Manager