Form 10KSB
period 2004-12-31
BADGER STATE ETHANOL LLC
filed 2005-02-24
CIK 1128546

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE

1934 ACT REPORTING REQUIREMENTS

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

☐

The issuer’s revenues for its most recent fiscal year were $92,084,766.

The aggregate market value of the member units held by non-affiliates of the registrant (computed by reference to the price of certain member units sold through Variable Investment Advisors, Inc.) was $52,005,620 as of December 31, 2004.  There is no established public trading market for our securities.

As of February 24, 2005, the Company has issued 19,774 Class A member units.

DOCUMENTS INCORPORATED BY REFERENCE.

None.

TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS
ITEM 2. DESCRIPTION OF PROPERTY
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S MEMBER UNITS AND RELATED MEMBER MATTERS
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 7. FINANCIAL STATEMENTS
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 8A. CONTROLS AND PROCEDURES

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 10. EXECUTIVE COMPENSATION
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

SIGNATURES

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

We have incurred substantial debt to implement our business plan. Therefore, we have substantial debt service requirements.  Since our capital structure is highly leveraged, the amount of debt we have incurred will have important consequences including:

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

To service our debt, we require a significant amount of cash and our ability to generate cash depends on many factors.

Our ability to repay our debt depends on our financial and operating performance and on our ability to successfully implement our business strategy. We cannot assure you that we will be successful in implementing our strategy or in realizing our anticipated financial results. Our financial and operational performance depends on numerous factors including prevailing economic conditions and on certain financial, business and other factors beyond our control. We cannot assure you that our cash flows and capital resources will be sufficient to repay our anticipated debt obligations. In the event that we are unable to pay our debt service obligations, we may be forced to reduce or eliminate distributions or capital expenditures. We could be forced to sell assets, obtain additional equity capital or refinance or restructure all or a portion of our debt. In the event that we are unable to refinance our indebtedness or raise funds through asset sales, sales of equity or otherwise, our business would be adversely affected.

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

RISKS RELATED TO OPERATIONS

Our agreements or understandings with United Bio Energy Ingredients, LLC (successor to ICM Marking, Inc. and an affiliate of ICM, Inc.) (“United”) and Murex, N.A., Ltd. (“Murex”) were not negotiated at arm’s length, we may not have obtained terms as favorable to us as those we could have obtained from third parties, and any claims that we may have against United or Murex may be difficult for us to enforce.

We are heavily dependent upon the services that Murex and United Bio Energy Ingredients, LLC (“United”) are providing to sell our ethanol and distillers grains.  Murex is a member of the Company and ICM, Inc. (an affiliate of United) (“ICM”) was previously a member of the Company.  Also, a representative of Murex currently serves on our Board of Directors and a representative of ICM previously served on our Board of Directors.  Consequently, the terms of our agreements and understandings with United and Murex have not been negotiated at arm’s length, and therefore, there is no assurance that our arrangements with them are as favorable to us as those we could have obtained from unaffiliated third parties. Because of ICM’s and Murex’s role in this project, and their current and past representation on our Board of Directors, it could be difficult or impossible to enforce claims that we may have against these parties if, for example, one or all of them breaches agreements or understandings with us.

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

RISKS RELATED TO ETHANOL PRODUCTION

Federal laws, regulations and tax incentives concerning ethanol could expire or change, which could harm our business.

As described in more detail herein, ethanol sales have been favorably affected by a variety of federal laws covering environmental, tax and other areas.  The Clean Air Act (including the Reformulated Gasoline Program) and the Federal Oxygen Program help spur demand for ethanol by requiring the use of oxygenated motor fuels during the fall and winter months in certain metropolitan areas.  Further, the Volumetric Ethanol Excise Tax Credit, as passed in January 2005, offers a volumetric ethanol excise tax credit of 52 cents per gallon of ethanol blended.

The modification or elimination of any of the federal laws and programs described above, or the reduction of any of the subsidies or tax credits described above, could have a material adverse impact on our business.

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

We will also compete with producers of other gasoline additives having similar octane and oxygenate values as ethanol, such as producers of methyl tertiary butyl ether (“MTBE”), a petrochemical derived from methanol which costs less to produce than ethanol. Many major oil companies produce MTBE and because it is petroleum-based, its use is strongly supported by major oil companies. Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development. The major oil companies have significantly greater resources than we have to market MTBE, to develop and market alternative products, and to influence legislation and public perception of MTBE and ethanol. These companies also have sufficient resources to begin production of ethanol should they choose to do so.

To produce ethanol we intend to purchase significant amounts of corn that is subject to disease and other risks.

Ethanol production at our facility will require corn. Corn, as with most other crops, is affected by weather conditions, disease and other factors. A significant reduction in the quantity or quality of corn harvested due to adverse weather conditions, disease or other factors could result in increased corn costs with adverse financial consequences to us. Significant variations in actual growing conditions from normal growing conditions may adversely affect our ability to procure corn for the plant.

The price of corn is influenced by general economic, market and government factors. These factors include weather conditions, farmer planting decisions, domestic and foreign government farm programs and policies, global demand and supply and quality. Changes in the price of corn can significantly affect our business. Generally, rising corn prices produce lower profit margins and therefore represent unfavorable market conditions. This is especially true if market conditions do not allow us to pass along increased corn costs to our customers. The price of corn has fluctuated significantly in the past and may fluctuate significantly in the future. We cannot offer any assurance that we will be able to offset any increase in the price of corn by increasing the price of our products. If we cannot offset increases in the price of corn, our financial performance may be materially and adversely effected.

To produce ethanol, we will need a significant supply of water.

Water supply and water quality are important requirements to produce ethanol. To satisfy our water needs, we have drilled one 500,000 gallon-per-day well on the property.  Current plant usage is approximately 330,000 gallons per day.

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

We are subject to extensive environmental and health and safety regulations.

Ethanol production involves the emission of various airborne pollutants, including particulate matter (PM10), carbon monoxide (CO), nitrogen oxide (NOx), volatile organic compounds and sulfur dioxide. To operate the ethanol plant, we have obtained permits from the State of Wisconsin.  We are also subject to regulations and oversight from the United States Environmental Protection Agency (“EPA”). There is always a risk that the EPA may enforce certain rules and regulations differently than Wisconsin’s environmental administrators.  Additionally, EPA and Wisconsin’s environmental regulations are subject to change and such changes could result in greater regulatory burdens on plant operations, which could harm our business.

We also could be subject to environmental nuisance or related claims by employees or property owners or residents in the vicinity of the ethanol plant arising from air or water discharges or other reasons.  Nuisance claims or increased environmental compliance costs could harm our business.

Further, plant operations are governed by the Occupational Safety and Health Administration (“OSHA”).  OSHA regulations may change such that the costs of operating the plant may increase.

Any of the regulatory factors described above may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance.

Ethanol production is energy intensive, and we will need significant amounts of electricity and natural gas.

We have engaged a local company to help us manage our natural gas needs and to assist us in negotiating agreements to purchase natural gas.  We purchase electricity from a local utility but have not entered into any agreement.  In addition, natural gas and electricity prices have historically fluctuated significantly. Increases in the price of natural gas or electricity would harm our business by increasing our energy costs.

Our business is not diversified.

Our success depends largely upon our ability to profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant.

We sell all of the ethanol we produce to one distributor, Murex, pursuant to an output contract.  Murex then markets and resells that ethanol to end users on terms and at a price approved in consultation with us.  On each sale of ethanol, Murex retains a fixed price per gallon of the ethanol sold.  As a result, we are dependent on one distributor to sell our ethanol.  If this distributor breaches our output contract or is not in the financial position to purchase all of the ethanol we produce, we will not have any readily available means to sell our ethanol and our financial performance will be adversely and materially effected. Our financial performance is dependent upon the financial health of the distributor we contract with.

We contracted only with United for the marketing and distribution of our distillers grains. We rely solely upon United to market and distribute our distillers grains. This is not an output contract and United will only purchase that portion of our distillers grains that they are able to sell. If United is unable to sell any portion of the distillers grains we produce, we will be left with distillers grains that must be disposed of. This may have a material adverse impact on our financial performance.

Further, United may also have different arrangements with respect to compensation in their agreements with other entities that produce the same products that we do.  It is possible that United’s ability or willingness to perform on our behalf could be impaired by the financial arrangements that they may have with other entities not related to us.

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

Fuel grade ethanol is our primary product accounting for the majority of our revenue.  In addition, we sell distillers grains, a principal co-product of the ethanol production process, which may be sold as distillers dried grains and distillers modified wet grains.  We also sell carbon dioxide.  In 2004, we processed over 17.9 million bushels of corn into over 49.2 million gallons of ethanol.  We also processed over 153,000 tons of distillers grains and 35,000 tons of carbon dioxide in 2004.  In 2005, we anticipate producing over 51 million gallons of ethanol, over 161,000 tons of distillers grains, and over 115,000 tons of carbon dioxide.

Description of Dry Mill Process

Our ethanol plant, which is located in Monroe, Wisconsin, produces ethanol by processing corn.  The corn is received by rail and by semi-trailer truck, and is weighed and cleaned of rocks and debris before it is conveyed to one of two concrete storage silos. The corn is then transported to a hammermill or grinder where it is ground into flour and conveyed into a slurry tank for processing.  We add water, heat and enzymes to break the ground corn into a corn mash.  This mash is heat sterilized and pumped to a tank where other enzymes are added to convert the starches into glucose sugars.  Next, the mash is pumped into one of three fermenters, where yeast is added, to begin a forty-eight to fifty hour batch fermentation process.  Carbon dioxide is produced during the fermentation process.  A distillation process vaporizes the alcohol from the corn mash.  The alcohol is further dried in a rectifier and molecular sieve.  The resulting 200 proof alcohol is then pumped to shift tanks and blended with five percent gasoline as it is pumped into denatured ethanol storage tanks.

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

Principal Products and Their Markets

The principal products we produce at our ethanol plant are fuel grade ethanol, distillers grains and carbon dioxide.

Ethanol

Ethanol is ethyl alcohol, which has many industrial uses.  At our plant, we produce ethanol to be used as a fuel component that serves as:

•                  An octane enhancer in fuels;

•                  An oxygenated fuel additive that can reduce carbon monoxide vehicle emissions; and

•                  A non-petroleum-based gasoline extender.

Ethanol in its primary form is mostly used for blending with unleaded gasoline and other fuel products.  The implementation of the Federal Clean Air Act has made ethanol fuels an important domestic renewable fuel additive.  Used as a fuel oxygenate, ethanol provides a means to reduce carbon monoxide vehicle emissions.  The principal purchasers of ethanol are generally the refined and wholesale gasoline marketer or blender.  Our principal end markets for our ethanol are petroleum terminals in California, Wisconsin, Illinois and other states in the upper Midwest.  Our primary means of distributing ethanol is by rail, although we also are able to ship ethanol by truck as well.

In November, 2004, we expanded our production by bringing a fourth fermenter into operation.  The cost of installing and bringing this fourth fermenter into operation was approximately $1.2 million, which we funded from our operating cash flows.

Distillers Grains

A principal co-product of the ethanol production process is distillers grains, a high-protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry.  Our plant uses a dry mill ethanol process with a dryer system that allows production of two moisture levels of distillers grains: distillers modified wet grains and distillers dried grains.  Distillers modified wet grains are processed corn mash and condensed solubles that contain approximately 50% moisture.  It has a shelf life slightly longer than three days and is often sold to nearby markets.  Distillers dried grains are corn mash that has been dried to approximately 10% moisture.  It has an almost indefinite shelf life and may be sold and shipped via truck, rail car, barge or ship to any market regardless of its vicinity to our ethanol plant. Our primary means of distributing distillers grains is by truck, although we also are able to ship distillers grains by rail as well.

In fiscal 2004, we faced increasing competition in the wet distillers market because certain of our competitors are only capable of producing wet distillers and not dry distillers.  In response, we increased the amount of dry distillers grains that we produced.

Carbon Dioxide

Another co-product of the ethanol production process is carbon dioxide. Carbon dioxide can be processed and used in various food and non-food related applications, such as beverage and dry ice production, pharmaceutical manufacturing, shrink-fitting and cryogenic blasting. Carbon dioxide is principally used as expendable refrigerants and is commonly used in food processing facilities such as slaughterhouse operations, frozen food storage, and as supplemental cooling for refrigerated products.

In February, 2004 we entered into an agreement to provide and sell carbon dioxide gas to a third party from the plant.  We leased land to the third party which built a plant to capture and process the carbon dioxide adjacent to our facility.  The facility began operating on July 1, 2004, and we are currently supplying approximately 200 tons of liquid carbon dioxide per day.  Total capacity is approximately 400 tons of liquid carbon dioxide per day.  The initial term of the agreement is 15 years with the option to renew for additional 5 year periods thereafter.  We believe that our sales under the carbon dioxide agreement will be approximately $812,000 per year.

Customers

We entered into an ethanol purchase and marketing agreement with Murex, for the exclusive rights to purchase and market all ethanol produced by our plant.  For the year ended December 31, 2004, Murex accounted for all of our ethanol sales and approximately 78.3% of our aggregate sales and revenues.  We believe that the loss of Murex as a customer would have a material adverse effect on our sales and revenues.  Murex currently has a representative on our Board of Directors.  This exclusive agreement has an initial term of seven years until October 23, 2009, and automatically renews for successive one-year terms unless written notice of termination is issued 90 days prior to the end of the then current term.

We entered into a distillers grains purchase and marketing agreement with United for the exclusive rights to purchase and market all distillers grains produced by our plant.  For the year ended December 31, 2004, United accounted for virtually all of our distillers grains sales and approximately 17.0% of our aggregate sales and revenues.  We believe that the loss of United as a customer would have a material adverse effect on our sales and revenues.  This exclusive agreement has an initial term of three years until October 25, 2005, and automatically renews for successive one-year terms unless written notice of termination is issued 90 days prior to the end of the then current term.  At this time, we plan on renewing our agreement with United.

We entered into a sale agreement with a third party for the exclusive rights to purchase our carbon dioxide.  For the year ended December 31, 2004, this agreement accounted for all of our carbon dioxide sales and approximately 0.3% of our aggregate sales and revenues.  This exclusive agreement has an initial term of 15 years until May 26, 2019 with an automatic 5 year renewal period.

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

Ethanol Industry

Ethanol has important applications, primarily as an octane enhancer in fuels, an oxygenated fuel additive that can reduce carbon monoxide vehicle emissions and a non-petroleum-based gasoline extender.  Fuel grade ethanol prices traditionally have varied directly with the wholesale price of gasoline.  However, historically, fuel grade ethanol prices have also reflected a premium due to the oxygenate and octane enhancing properties of this motor fuel additive.

The ethanol industry is heavily dependent on several governmental economic incentives.

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

A bill (S. 791) was introduced in 2004 in the United States Senate which included provisions known as the Renewable Fuels Standard (“RFS”).  This bill expired at the end of 2004 without being passed, however, it is expected to be reintroduced in 2005.  If passed in the 2004 form, this bill would determine the specific baseline volume of ethanol to be used in gasoline on a nationwide basis.  The bill anticipated that ethanol volumes would begin at 2.3 billions gallons and grow at a rate of approximately 300 million gallons per year to a volume of 5 billion gallons.  This legislation is also under deliberation as a component in both Senate and House energy bills described below, which were introduced in 2004 but not passed.

Under both the proposed Senate and House energy bills (S. 2095 and H.R. 4503, respectively), MTBE, a key competitive product of ethanol, would be banned from use in the U.S. for 4 years after enactment of RFS, provided that individual states could exempt out and choose on their own to continue to allow the use of MTBE.  Although the Senate and House energy bills were not passed and expired in 2004, similar legislation is expected to be introduced in 2005.

The use of ethanol as an oxygenate to blend with fuel to comply with federal mandates also has been aided by federal tax policy.  The Energy Tax Act of 1978 exempted ethanol blended gasoline from the federal gas tax as a means of stimulating the development of a domestic ethanol industry and mitigating the United State’s dependence on foreign oil.  As amended, the federal tax credit allowed the market price of ethanol to compete with the price of domestic gasoline.  As of 2004, the federal gasoline tax exemption for a 10% ethanol blend was 5.2 cents per gallon.  This exemption was to gradually drop to 5.1 cents per gallon in 2005, however, as of January 1, 2005, this federal tax incentive was replaced by a new volumetric ethanol excise tax credit discussed below.

On October 22, 2004, President Bush signed H.R. 4520 into law which contained the Volumetric Ethanol Excise Tax Credit (“VEETC”) and amended the federal excise tax structure effective as of January 1, 2005.  The VEETC replaced the exemption described above with a new volumetric ethanol excise tax credit of 52 cents per gallon of ethanol blended.  Refiners and gasoline blenders apply for this credit and the VEETC is expected to allow much greater refinery flexibility in blending ethanol.  The tax credit under the VEETC is from general revenues and does not impact the highway trust fund (unlike the previous exemption described above), and thus the VEETC removes a disincentive for states to use ethanol.

Additionally, Congress provides an incentive through the United States Department of Agriculture Commodity Credit Corporation’s Bioenergy Program.  Under that program, we previously were eligible to receive a cash payment for incremental increases in our grain consumption for the purpose of producing fuel grade ethanol.  Last year we received approximately $2.3 million under this program for producing 49.2 million gallons of ethanol.  This year, the incentive program has been modified to prioritize the production of other biofuels such as soy diesel, although ethanol producers can still qualify.  Additionally, funding for this program has also been recently cut.  Therefore, we do not anticipate receiving any incentive from this program this year, or in the foreseeable future.

State Ethanol Supports

In part, the past success of our business was dependent upon the availability of cash payments to ethanol producers from the State of Wisconsin under Wisconsin Statutes Section 20.115(3)(d) and 93.75 (referred to hereinafter as the “Producer Subsidy Payment”).  Under the Wisconsin Producer Subsidy Payment program, the State of Wisconsin pays certain ethanol producers $.20 per gallon for up to 15,000,000 gallons of ethanol produced in Wisconsin in each 12 month period.  The Producer Subsidy Payments are prorated if the State of Wisconsin has insufficient funds to pay all eligible ethanol producers $.20 per gallon.  Under the program, a Wisconsin ethanol producer is generally eligible for the payments if it has been producing ethanol in Wisconsin for fewer than 60 months, it produces more than 10,000,000 gallons of ethanol a year and it purchases the corn or other substances from which the ethanol is produced from local Wisconsin sources.  We believe that we may be eligible for payments under the Producer Subsidy Program in 2005 but we do not know for certain.  Given this uncertainty, we have applied for the payments but do not anticipate receiving any financial support from the State of Wisconsin through this program.

The Governor of Wisconsin has announced a new initiative to encourage the production of biofuels in Wisconsin, including ethanol.  While no legislation has yet been proposed, the Governor has stated his support to fund the program initially at $2 million.  We do not anticipate receiving any financial support from the State of Wisconsin through this program.

2005 AB 15 and 2005 SB 15 have been introduced in the Wisconsin legislature that mandate all gasoline sold in Wisconsin be blended with 10% ethanol.  Currently, gasoline may be sold in the state without an ethanol blend, although several companies do currently sell gasoline with a 10% ethanol blend.  If passed, ethanol demand in Wisconsin could increase by approximately 180 millions gallons per year, from its current 120 million gallons per year (based on approximately 3 billion gallons of gasoline sold in Wisconsin per year).

Business Location; Proximity to Markets

We are operating an ethanol plant in Monroe, Wisconsin, which is in Green County, in the south central part of Wisconsin.  We purchased for $1 from the City of Monroe, Wisconsin an approximately 28-acre site on which to build the ethanol plant.  We selected the Monroe site because of its location to existing grain production, accessibility to road and rail transportation and its proximity to major population centers.  It is also served by the

Wisconsin Southern Railroad Company, a short line rail operator.  In addition, it is also in close proximity to major highways that connect to major population centers such as Milwaukee, Wisconsin and Chicago, Illinois.

Development Agreement with the City of Monroe

We entered into a development agreement with the City of Monroe (the “Development Agreement”) to construct the ethanol plant and for site improvements.  As part of the Development Agreement, we agreed to certain on-going obligations, including, repaying up to $1.6 million of the City of Monroe’s tax incremental financing for site improvements through regular property tax assessments that, other than the fair market value warranty described above, are no higher than what would otherwise be assessed on the site after construction and operation if purchased from a third party.

On January 1, 2003, we began repaying the City of Monroe’s tax incremental financing for site improvements through our regular property tax assessments, which are approximately $280,000 per year.  We paid approximately $280,000, in 2003, and an additional $280,000 is owed for 2004, which sum is payable upon request.

In connection with the Development Agreement, we executed and delivered a mortgage to the City of Monroe.  The mortgage secures our performance of the on-going obligations and expires in 2011.  The City of Monroe’s mortgage lien is subordinate to the mortgage lien of the lender providing primary financing for the initial construction of our ethanol plant but not to the interest of our equity holders.

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

In 2004, we purchased approximately 17.9 million bushels of grain for processing.  We currently have approximately 70% of our fiscal 2005 grain requirements purchased, which is equivalent to approximately 9 months of production.

Grain Elevators

We have ongoing business relationships with local grain elevators to acquire the grain we need.  We have identified approximately 45 elevators as potential sources of grain in southern Wisconsin and continue to discuss with them future corn delivery.  Although we are currently procuring grains from many of these sources, we cannot guarantee that we will be able to continue procuring such grains on acceptable terms or at all.

Transportation and Delivery

Grain is delivered to our ethanol plant by truck and rail.  We also are dependent on rail and commercial trucks to distribute our ethanol and distillers grains.  Any disruption in the rail system or commercial truck system would have a significant detrimental effect on our operations.  The Wisconsin and Southern Railroad Company provides rail service to the plant.  The railroad provides direct access for shippers via the Chicago, Illinois gateway, which connects with all major railroads via the Belt Railway of Chicago, Burlington Northern at Prairie du Chien, Wisconsin, Union Pacific, Canadian Pacific and Wisconsin Central railroads at various points on the system.  In addition, access to barge facilities is also available at Prairie du Chien, Wisconsin.

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

Hedging

Due to rapid fluctuations in the price of corn, we developed a Grain Risk Management Program hedging strategy to minimize our commodity risk exposure.  Our Grain Risk Management Program is intended to use grain purchase contracts together with grain futures derivatives to fix the cost of some of our expected future grain purchases.  Our policy allows for the use of fixed price forward purchase contracts, un-priced forward basis purchase contracts, and Chicago Board of Trade (“CBOT”) derivative contracts (over-the-counter and traditional options).  During 2004, approximately 99% of our fiscal 2004 grain requirements were hedged through a combination of fixed price forward purchase contracts, and CBOT traditional and over-the-counter option hedges to protect our cost of grain.  During 2004, our practice of protecting the cost of our grain, generally accounted for 50% of forecasted grain purchases in the upcoming twelve months.  We took this action because of the volatility of corn price.  Under our program, all components of the position are monitored and all hedges are designated against future grain requirements to ensure that we do not enter into commitments or derivatives for grain in excess of expected grain requirements.  We currently have approximately 74% of our fiscal 2005 grain requirements hedged.

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

Natural Gas

Ethanol production is an energy intensive process using significant amounts of electricity and natural gas.  We have contracted with Wisconsin Electric Power Company for firm service natural gas delivery and with US Energy Services, Inc. (“USES”) to coordinate purchase and delivery of the gas to the plant and otherwise manage our energy needs.  Due to the competitive nature of the natural gas market, we believe no significant risk of long-term interruption exists.  USES also helps us to negotiate and procure natural gas and electricity.  Natural gas prices have historically fluctuated dramatically.  According to USES, the current price of natural gas as reported on the New York Mercantile Exchange is up 60% from last year.  USES provides price risk management services to us to manage natural gas prices in a manner that we believe will provide price stability.

Natural gas supplies must be procured and delivered on a daily basis in an amount equal to anticipated daily plant usage.  Transporters must be notified each day regarding our plant’s expected usage and the physical supply source.  To the extent that actual plant usage is greater than or less than expected usage (which usually is the case) the imbalance must be managed.  USES provides us with these kinds of management services and monitors gas delivery, ensures timely payment of invoices, and reviews and reconciles the final invoices.

We have an arrangement with Wisconsin Gas Company to be the exclusive supplier of transportation for natural gas for plant operations.

Electricity

We purchase electricity from the local utility that holds the service franchise for the area in which our ethanol plant is located.  We have not entered into any agreement with the local utility regarding electrical service.

Sales and Marketing

We entered into an ethanol purchase and marketing agreement with Murex for the exclusive rights to purchase and market all ethanol produced by our plant.  This agreement expires October 23, 2009.  Murex sold some of its Class A member units in 2004 and still has a representative on our Board of Directors.

We also entered into a purchase and marketing agreement with United for the exclusive rights to purchase and market all of the distillers grains produced by our plant.  This agreement expires in October 2005.  At this time, we plan on renewing our agreement with United.

Competition

We are in direct competition with other ethanol producers, many of whom have greater resources than we do.  We expect that additional ethanol producers will enter the market as the demand for ethanol increases.

Competitive Ethanol Producers

According to the Renewable Fuels Association, U.S. Fuel Ethanol Production Capacity, January 2005 Report, the largest ethanol producers include Archer Daniels Midland, Cargill, New Energy Corp., MGP Ingredients, Inc., VeraSun Energy Corporation and Aventine Renewable Energy, Inc., all of which are capable of producing many times the amount of ethanol we produce or expect to produce in the near future.

In addition, we are aware that several regional ethanol production entities have recently formed, or are forming, that are currently of a similar size and with similar resources to ours.  For example, Adkins Energy recently completed building an ethanol plant in Lena, Illinois, which is approximately 20 miles away.  The Adkins plant is capable of producing 40 million gallons of ethanol annually.  In addition, Ace Ethanol in Stanley, Wisconsin is operating and is capable of producing 30 million gallons of ethanol annually and Utica Energy in Oshkosh, Wisconsin is operating and capable of producing 48 million gallons of ethanol annually.  We are also aware of several other potential projects in Wisconsin that may or may not begin production.  Wisconsin projects that rely on corn as a raw material could compete with us in the market for corn as well as for other raw materials, and compete with us in selling ethanol and animal feed products.

Plans to construct new plants or to expand existing plants have been announced which would increase the ethanol production capacity of our competitors.  We are unable to determine the number and production capacity of plants that ultimately may be constructed, the timing of such construction or the effect of resulting production upon the demand for or price of our ethanol.  We expect to compete with other ethanol producers based on price and, to a lesser extent, delivery service.  The ethanol industry has grown to more than 89 production facilities in the United States.  It is estimated that these facilities and 18 facilities currently under construction could produce over 4.3 billion gallons of ethanol per year.

The following table lists all of the major ethanol producers in the United States according to the Renewable Fuels Association, U.S. Fuel Ethanol Production Capacity, January 2005 Report.

U.S. PRODUCTION CAPACITY

million gallons per year (mmgy)

COMPANY	LOCATION	FEEDSTOCK	CURRENT CAPACITY (MMGY)	UNDER CONSTRUCTION/EX PANSIONS (MMGY)
Abengoa Bioenergy Corp.	York, NE	Corn/milo	55
	Colwich, KS		25
	Portales, NM		15	15
ACE Ethanol, LLC	Stanley, WI	Corn	30
Adkins Energy, LLC*	Lena, IL	Corn	40
AGP*	Hastings, NE	Corn	52
Agra Resources Coop, d.b.a. EXOL*	Albert Lea, MN	Corn	40
Agri-Energy, LLC*	Luverne, MN	Corn	21
Alchem Ltd. LLLP	Grafton, ND	Corn	10.5
Al-Corn Clean Fuel*	Claremont, MN	Corn	30
Amaizing Energy, LLC*^	Denison, IA	Corn		40
Archer Daniels Midland	Decatur, IL	Corn	1070
	Cedar Rapids, IA	Corn
	Clinton, IA	Corn
	Columbus, NE	Corn
	Marshall, MN	Corn
	Peoria, IL	Corn
	Wallhalla, ND	Corn/barley
Aventine Renewable Energy, Inc.	Pekin, IL	Corn	100
	Aurora, NE	Corn	40
Badger State Ethanol, LLC*	Monroe, WI	Corn	48
Big River Resources, LLC*^	West Burlington, IA	Corn	40
Broin Enterprises, Inc.	Scotland, SD	Corn	9
Bushmills Ethanol, Inc. *^	Atwater, MN	Corn		40
Cargill, Inc.	Blair, NE	Corn	85
	Eddyville, IA	Corn	35
Central Iowa Renewable Energy, LLC*^	Goldfield, IA	Corn		50
Central MN Ethanol Coop*	Little Falls, MN	Corn	20.5
Central Wisconsin Alcohol	Plover, WI	Seed corn	4
Chief Ethanol	Hastings, NE	Corn	62
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	23
Corn Plus, LLP*	Winnebago, MN	Corn	44
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50
DENCO, LLC*	Morris, MN	Corn	21.5
East Kansas Agri-Energy, LLC *^	Garnett, KS	Corn		35
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5
Ethanol 2000, LLP*	Bingham Lake, MN	Corn	30
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	48
Golden Cheese Company of California*	Corona, CA	Cheese whey	5
Golden Grain Energy, LLC*^	Mason City, IA	Corn	40
Golden Triangle Energy, LLC*	Craig, MO	Corn	20
Grain Processing Corp.	Muscatine, IA	Corn	20
Granite Falls Energy, LLC^	Granite Falls, MN	Corn		45
Great Plains Ethanol, LLC*^	Chancellor, SD	Corn	50
Hawkeye Renewables, LLC	Iowa Falls, IA	Corn	45
Heartland Corn Products*	Winthrop, MN	Corn	36
Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	8
	Huron, SD	Corn	14
Husker Ag, LLC*	Plainview, NE	Corn	24
Iowa Ethanol, LLC*	Hanlontown, IA	Corn	55
Illinois River Energy, LLC^	Rochelle, IL	Corn		50
James Valley Ethanol, LLC	Groton, SD	Corn	50
KAAPA Ethanol, LLC*^	Minden, NE	Corn	40
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6

COMPANY	LOCATION	FEEDSTOCK	CURRENT CAPACITY (MMGY)	UNDER CONSTRUCTION/EX PANSIONS (MMGY)
Lincolnland Agri-Energy, LLC*^	Palestine, IL	Corn	40
Lincolnway Energy, LLC*^	Nevada, IA	Corn		50
Liquid Resources of Ohio^	Medina, OH	Waste Beverage		4
Little Sioux Corn Processors, LLC*^	Marcus, IA	Corn	49
Merrick/Coors	Golden, CO	Waste beer	1.5
Michigan Ethanol, LLC	Caro, MI	Corn	50
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78
Mid-Missouri Energy, Inc. *^	Atchison, KS Malta Bend, MO	Corn		40
Midwest Grain Processors*	Lakota, IA	Corn	50	45
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	15
Miller Brewing Co.	Olympia, WA	Brewery waste	0.7
Minnesota Energy*	Buffalo Lake, MN	Corn	18
New Energy Corp.	South Bend, IN	Corn	102
Northeast Missouri Grain, LLC*	Macon, MO	Corn	40
Northern Lights Ethanol, LLC*	Big Stone City, SD	Corn	48
Northstar Ethanol, LLC^	Lake Crystal, MN	Corn		50
Otter Creek Ethanol, LLC*^	Ashton, IA	Corn	55
Panhandle Energies of Dumas, LP^	Dumas, TX	Corn/Grain		30
Parallel Products	Louisville, KY	Sorghum Beverage waste	5.4
Permeate Refining	R. Cucamonga, CA Hopkinton, IA	Sugars & starches	1.5
Pine Lake Corn Processors, LLC*^	Steamboat Rock, IA	Corn		20
Platte Valley Fuel Ethanol, LLC^	Central City, NE	Corn	40
Pro-Corn, LLC*	Preston, MN	Corn	40
Quad-County Corn Processors*	Galva, IA	Corn	23
Reeve Agri-Energy	Garden City, KS	Corn/milo	12
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	22
Sioux River Ethanol, LLC*^	Hudson, SD	Corn	55
Tall Corn Ethanol, LLC*	Coon Rapids, IA	Corn	49
Tate & Lyle	Loudon, TN	Corn	67
Trenton Agri Products, LLC^	Trenton, NE	Corn	30
Tri-State Ethanol Co., LLC*	Rosholt, SD	Corn	18
United WI Grain Producers, LLC*^	Friesland, WI	Corn		40
U.S. Energy Partners, LLC	Russell, KS	Milo/wheat starch	40
Utica Energy, LLC	Oshkosh, WI	Corn	48
VeraSun Energy Corporation	Aurora, SD	Corn	102
VeraSun Fort Dodge, LLC^	Ft. Dodge, IA	Corn		110
Voyager Ethanol, LLC*^	Emmetsburg, IA	Corn		50
Western Plains Energy, LLC*	Campus, KS	Corn	30
Western Wisconsin Renewable Energy, LLC*^	Boyceville, WI	Corn		40
Wyoming Ethanol	Torrington, WY	Corn	5

Total Existing Capacity			3,639.7
Total Under Construction/Expansions				754.0
Total Capacity			4,393.7

* farmer-owned

^ under construction

Competitive Alternative Fuel Additives

We also compete with producers of MTBE, a petrochemical derived from methanol which costs less to produce than ethanol.  MTBE is a commonly used oxygenate in fuels for compliance with Federal Clean Air Act mandates, and is a major competitor of ethanol.  Many major oil companies produce MTBE, and strongly support its use because it is petroleum based.  These companies have significant resources to market MTBE and to influence legislation and public perception of MTBE.  These companies also have sufficient resources to begin production of ethanol should they choose to do so.

Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development by ethanol and oil companies with far greater resources than we have.  Development of new products and methods of ethanol production by larger and financially more viable competitors could provide them with significant competitive advantages over us and thus could harm our business.

Employees

As of December 31, 2004, we employed 36 persons, in a full-time capacity, including 14 in ethanol production operations, 7 in general management, sales, administration and grain procurement, and 15 in grain receiving, grain handling, maintenance and the laboratory.  We also employ one part-time employee.  We do not expect to hire a significant number of additional employees during the next 12 months.

Environmental Disclosure

We are subject to extensive environmental regulation at the federal, state and local levels.  Air quality at the plant is regulated by the U.S. Environmental Protection Agency and the Bureau of Air Management, Wisconsin Department of Natural Resources.  The Department of Natural Resources regulates emissions of volatile organic compounds and hazardous air pollutants into the air.  Volatile organic compound emissions are tested on a semi-annual basis, and we must submit semi-annual reports to the Department of Natural Resources regarding these emissions tests.  We are required to obtain an air operating permit from the Department of Natural Resources and must obtain Department of Natural Resources approval to make plant alterations that could change the emission levels.  The Department of Natural Resources also regulates the water usage, wastewater discharge and hazardous waste under Wisconsin water pollution control and hazardous waste laws.  Water usage and wastewater effluent quality is monitored daily.  Monthly reports regarding water usage and quality are filed with the Department of Natural Resources.  We also are required to submit periodic reports pursuant to the Wisconsin and Federal Emergency Planning Community Right-to-Know Act.  At the local level, we file semi-annual reports with the Green County Emergency Response Committee.

Regulatory Permits

An environmental consulting firm assisted us in obtaining an Air Pollution Construction and Operation Permit, a Storm Water Discharge Permit and Storm Water Pollution Prevention Plan and advised us on environmental compliance generally.  We also obtained various other environmental and operating permits, as discussed below.

The Department of Natural Resources has prepared an environmental assessment on the construction of the ethanol plant, which was made available to the public for comment on February 19, 2001.  The environmental assessment is a public report that reviews and analyzes the environmental impact that the ethanol plant may have on the surrounding area.  We are aware that, in the past, several individuals have voiced objections to our business to the Wisconsin Department of Natural Resources, however, we met no significant opposition from the public in the construction of the plant and are not aware of any opposition to the plant since we began operating.  Public objection and complaints could arise, however, and subject us to greater regulatory scrutiny, claims and costly compliance expenditures.

Air Pollution Construction and Operation Permit

Our facility is considered a Wisconsin synthetic minor source of regulated air pollutants.  The types of regulated pollutants that may be found at our plant include, particulate matter, carbon monoxide, nitrogen oxide, volatile organic compounds and sulfur dioxide.  To emit these agents during construction, we needed an Air Pollution Construction Permit.  We received the Air Pollution Construction Permit on March 22, 2001.

On October 31, 2001, we submitted a Modified Air Permit Application to reflect a change in our plant design regarding emissions.  Our original plant design contemplated routing the boiler exhaust through dryers and then to a water scrubber for air pollution control on the distillers dried grains dryer emissions, and then to a common stack.  In our new plant design, we proposed to utilize a thermal oxidizer for emissions control rather than rely on the water scrubber.  The thermal oxidizer reduced emissions from our plant.  We received the approval of this design and our Modified Air Permit Application from the Environmental Protection Agency on March 22, 2002.  Air emissions testing was performed in April, 2003, which we passed.  On June 25, 2003 we received the approval of an additional Modified Air Permit Application so that we could install a regenitive thermal oxidizer in our plant, to reduce additional emissions from our plant.  On January 6, 2005 we were awarded an Air Pollution Operation Permit, which is valid until January 5, 2010.

We are also in good standing with the Wisconsin Department of Natural Resources Bureau of Air Management.  We applied for and received permission to add additional emissions control equipment which was installed and operational as of December 15, 2003.  Upon the installation of this equipment, additional air emissions testing was performed to verify that we are still in compliance with applicable law, which we are.

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

Storm Water Discharge for Industrial Activities Permit

Before we could begin operating, we had to obtain a Storm Water Discharge for Industrial Activities Permit from the Department of Natural Resources regarding our operations, which we received on April 9, 2001. This permit expires, but may automatically renew in 2006.  In addition, we also had to prepare a Storm Water Pollution Prevention Plan outlining measures we planned to implement to prevent storm water pollution during operation.

High Capacity Well Permit

We drilled a 500,000-gallon per day well near our ethanol plant.  The Department of Natural Resources considers this a high capacity well, and we have applied for and obtained a high capacity well permit.  The high capacity well permit was issued on December 13, 2001.  The permit allows for a maximum daily usage of 720,000 gallons of water per day and the plant is currently consuming approximately 330,000 gallons per day of water.

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

Regulations Generally; Nuisance

We are subject to the regulations of the United States Environmental Protection Agency, the Wisconsin Department of Natural Resources and the Occupational Safety and Health Administration (“OSHA”).  EPA, Wisconsin DNR and OSHA rules can and do change, and any such changes could result in greater regulatory burdens on us.  Our ethanol production requires us to emit carbon dioxide into the air, even in light of our arrangement to sell carbon dioxide.  Current Wisconsin law regulating emissions does not restrict or prevent us from emitting carbon dioxide gas into the air, but this could change in the future.  We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from foul smells or other air or water discharges from the plant.  Further, we are aware of neighborhood opposition to our facility in the past, but none currently.  This opposition could arise at any time and result in claims for nuisance, which could lead to increased compliance costs and monetary damages.

ITEM 2.  DESCRIPTION OF PROPERTY

Our principal executive office is located at our ethanol plant site, 820 West 17th Street, Monroe, Wisconsin 53566.  We presently own approximately 28 acres of land and improvements thereon which comprise our plant.  The plant currently grinds approximately 18.6 million bushels of corn each year into approximately 51.2 million gallons.

Our primary lender holds a mortgage on approximately 28 acres of land (and improvements) where the facility is situated as security for loans provided to us.  We believe our property is adequately covered by insurance.  We anticipate using all of our owned real estate in the operation of our ethanol plant in the foreseeable future.

Generally speaking, the facility consists of the following buildings:

•                                          a processing building containing laboratories, a control room, and processing equipment;

•                                          a grain receiving building containing a control room and grain receiving and transfer apparatus;

•                                          an administrative building containing offices; and

•                                          rail tracks and rail spur, paved access roads, dryers, evaporators, fermenters, grain bins, and storage facilities for ethanol and distillers grains.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S MEMBER UNITS AND RELATED MEMBER MATTERS

Market Information

There is no public trading market for our securities and we do not expect one to develop in the foreseeable future.

Holders

As of February 24, 2005, there were approximately 475 unit holders of record of our Class A member units determined by an examination of our transfer book.

Distributions

On January 22, 2004, we declared a cash distribution of $250 per Class A member unit payable on February 26, 2004.  On January 27, 2005, we declared a cash distribution of $388 per Class A member unit payable on February 24, 2005.  The total amount of this distribution is approximately $7.67 million and was approved by our bank and is in compliance with our lending covenants.

The payment and rate of future distributions, if any, are subject to review by the Board of Directors in light of our financial condition, results of operations, capital requirements and other factors deemed relevant at that time.  Loan covenants mandate that $3 million of working capital must be accumulated prior to making any distributions to the unit holders, unless waived.  Additional covenants require 20% of any excess cash flow (as that term is defined in such senior debt agreements) to be applied toward the principal of the senior debt and that we cannot make any distributions without the consent of the holders of our senior debt, unless waived.

Securities Authorized for Issuance under Equity Compensation Plans

We currently have no equity compensation plan.

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

Derivatives

We enter into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and forecasted ethanol sales.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the December 31, 2004 and 2003 balance sheets at their fair market value.

On the date the derivative instrument is entered into, we designate the derivative as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge) or (3) will not designate the derivative as a hedge.  Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings.  Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings.  Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings.

At December 31, 2004 and 2003 no derivative contracts were designated as hedges and all changes in market value have been recognized through cost of sales.  We have recorded an increase to cost of sales of $2,205,578 and $621,722 related to our derivative contracts for the years ended December 31, 2004 and 2003.

Results of Operations for the Years Ended December 31, 2004 and 2003

We are engaged in the production and sale of fuel grade ethanol.  Our plant was originally designed to annually process approximately 14 million bushels of corn into approximately 40 million gallons of ethanol.  In 2004, we processed approximately 17.9 million bushels of corn into approximately 49.2 million gallons of ethanol.  In addition, we sell distillers grains, a principal co-product of the ethanol-production process, which we sell as distillers modified wet grains and distillers dried grains.  We also process carbon dioxide, which we started selling in July, 2004.  In 2004, we produced approximately 153,000 tons of distillers grains and processed 35,000 tons of carbon dioxide.  We completed construction of our ethanol plant and commenced operations in October 2002.

The following table shows sales and revenues, cost of sales, operating expenses and other items as a percentage of total sales and revenues in our statements of income for the years ended December 31, 2004 and 2003:

	2004		2003

Sales and revenues	$92,084,766	100.0%	$74,149,226	100.0%
Cost of sales	75,471,115	82.0%	57,799,611	78.0%
Gross margin	16,613,651	18.0%	16,349,615	22.0%

Selling, general and administrative expenses	2,940,724	3.2%	2,663,322	3.6%

Operating income	13,672,927	14.8%	13,686,293	18.4%

Interest expense	(1,311,346)	1.4%	(1,846,937)	2.5%
Interest and other income	22,889	0%	73,123	0.1%

Net income	$12,384,470	13.4%	$11,912,479	16.1%

Sales and Revenue

Our sales and revenues are divided into five categories based upon the source from which they are derived: sales of ethanol, sales of distillers grains, sales of carbon dioxide, marketing corn and ethanol supports.  For the years ended 2004 and 2003, we derived approximately 78.3% and 70.2% of our sales and revenues from the sale of ethanol.  Approximately 17.0% and 14.5% of our sales and revenues were derived from the sale of distillers grains for the years ended 2004 and 2003.  Approximately 0.3% of our sales and revenues were derived from the sale of carbon dioxide for the year ended 2004.  We did not have any sales of carbon dioxide for the year ended 2003.  The marketing of corn accounted for approximately 2.2% and 1.5% of our total sales and revenues during 2004 and 2003.  The remaining 2.2% and 13.8% of our total sales and revenues for the year ended 2004 and 2003 were from ethanol supports.

We believe that sales of ethanol, distillers grains and carbon dioxide will comprise a larger percentage of our aggregate sales and revenue for 2005 as our estimated sales and revenues from ethanol supports will be negligible in 2005.  Additionally, we will have sales of carbon dioxide for the entire year ending 2005 as opposed to sales for 6 months during 2004.  We expect sales of carbon dioxide to exceed 115,000 tons in 2005 with revenues of approximately $812,000.

Cost of Sales

Our cost of sales as a percentage of our total sales and revenues were 82% and 78% for the years ended 2004 and 2003.  Since 2003 was our first full year of operations, we were able to capture economies of scale and such efficiencies in our production reduced the cost of sales as a percentage of total sales and revenues, excluding ethanol supports, during 2004.  We received approximately $2 million and $10 million in production incentives for the years ended 2004 and 2003 causing our total cost of sales for 2004 to increase as a percentage of total sales.  We anticipate that ethanol supports from the federal or state government in 2005 will be negligible.  We believe that we will improve our operations and achieve further efficiencies in our production during 2005, which we believe will reduce our cost of sales as a percentage of total sales and revenues during 2005.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses as a percentage of total sales and revenues were 3.2% and 3.6% for the years ended 2004 and 2003.  Excluding ethanol supports, our total sales and revenues increased by approximately $26.1 million or 40.9% from the year ended 2003 to the year ended 2004, while our selling, general and administrative expenses increased by approximately $277,000 or 10.4%.  We believe that our selling, general and administrative expenses will remain consistent as a percentage of sales and revenues in 2005.

Interest Expense/Income and Other Income

Our interest expense as a percentage of total sales and revenues were 1.4% and 2.5% for the years ended 2004 and 2003.  Interest expense was $1,311,346 and $1,846,937 for 2004 and 2003.  Interest expense decreased due to the decline of our outstanding debt.  We began our fiscal year 2004 with debt financing totaling approximately $27.1 million and ended the fiscal year with debt financing totaling approximately $21.0 million.

Our interest income and other income as a percentage of total sales and revenues were 0% and 0.1% for the years ended 2004 and 2003.  We received a training grant from the State of Wisconsin totaling $62,850 in 2003.  We do not expect to receive any significant interest income or other income unrelated to our sales and revenue in 2005.

Corn Procurement

In 2004, we purchased approximately 17.9 million bushels of grain for processing.  We currently have approximately 70% of our fiscal 2005 grain requirements purchased, which is equivalent to approximately 9 months of production.

Trends and Factors that May Affect Future Operating Results

Ethanol Supports

We receive significant benefits from federal and state statutes, regulations and programs.  Changes to federal and state statutes, regulations or programs could have an adverse effect on our business.  Additionally, new legislation that is proposed at the federal and state level could have a significant impact on our business, if passed.  Specifically, if the federal RFS is passed in its current form, then demand for ethanol in the US will be mandated to grow to 5 billion gallons per year.  Similarly, if Wisconsin mandates that all gasoline sold in Wisconsin be blended with 10% ethanol, this could add an additional 180 million gallons to local demand for ethanol.  The failure to pass this new legislation, or the removal of, or changes to, this legislation and programs could significantly impact our business and the ethanol industry.

Additionally, Congress provides an incentive through the United States Department of Agriculture Commodity Credit Corporation’s Bioenergy Program.  Under that program, we previously were eligible to receive a cash payment for incremental increases in our grain consumption for the purpose of producing fuel grade ethanol.  Last year we received approximately $2.3 million under this program for producing 49.2 million gallons of ethanol.  This year, the incentive program has been modified to prioritize the production of other biofuels such as soy diesel, although ethanol producers can still qualify.  Additionally, funding for this program has also been recently cut.  Therefore, we do not anticipate receiving any incentive from this program in 2005, or in the foreseeable future.

Further, clean air standards mandated by federal agencies continue to require major population centers to blend ethanol into their gasoline supplies as an oxygenate, in order to reduce harmful emissions.  These mandates have been challenged legally in certain metropolitan areas.  We could be significantly and adversely impacted by an unsuccessful outcome in this litigation, or by the removal of or adverse changes to these standards.

Federal tax law also provides an incentive to use ethanol.  As of January 1, 2005, the VEETC became effective and grants ethanol refiners and gasoline blenders a volumetric ethanol excise tax credit of 52 cents per gallon of ethanol blended.  The VEETC allows much greater refinery flexibility in blending ethanol.  The tax credit under the VEETC is from general revenues and not the highway trust fund (as provided in the previous exemption), and thus the VEETC removes a disincentive for states to use ethanol.  Any adverse change to the VEETC could have an adverse effect on us.

Product Demand

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

Negative publicity received by a competing oxygenate of ethanol, MTBE, in California and other states has also affected ethanol demand.  Based on the discovery of MTBE in local water supplies, then California Governor Gray Davis issued an executive order in March of 1999 calling for the elimination of MTBE from California gasoline supplies by December 31, 2002.  During 2003 and 2004, we shipped a significant quantity of ethanol to California.  Other states have also legislated restrictions on the use of MTBE on the basis that the environmental risk of its use outweighs the air quality benefit.  Under the provisions of the federal 1990 Clean Air Act, gasoline used in certain air quality “non-attainment” areas must contain a certain oxygen content during the wintertime months of September through March.  Ethanol and MTBE are the two most common oxygenates.  When MTBE use is limited, ethanol demand and usage will be substantially increased.  The east coast areas of New York and Connecticut began using ethanol blended gasoline as of January 1, 2004, thus further increasing demand.  The continued enforcement of the oxygenate standard could have a significant positive impact on ethanol demand.  The replacement of MTBE with ethanol in California, Connecticut and New York will require approximately 1.7 billion gallons of ethanol each year to be consumed in those areas.

Nationally, there is also a movement to eliminate MTBE.  In addition to individual states which have restricted its use, federal legislation (as discussed above) has been proposed which has focused on a compromise solution which would phase out MTBE, eliminate the oxygen requirement of the Clean Air Act, and replace it with a renewable fuels content requirement that gradually increases over the next several years.  If this solution were adopted, we believe that it would significantly increase the demand for ethanol over this time period.  In short, current law is favorable to ethanol in that it requires oxygenate blending.  If MTBE usage is reduced and the law is not changed, or if the oxygen requirement is replaced with a similar “renewable fuels” requirement, the ethanol industry stands to see stronger demand.  Conversely, the elimination of the oxygen requirement without adopting a renewable fuels requirement (or other similar incentive for ethanol blending), could have a significantly negative impact on both ethanol demand and pricing.  We have traditionally sold a majority of our fuel ethanol production based on short-term contracts.  We are now attempting to make greater use of longer-term contracts to sell fuel ethanol.  We believe that this strategy will provide a better basis for long-term planning, especially in the areas of production and margin predictability.  As of February 14, 2005, we have contracted to sell 23% of our estimated ethanol production through December 2005.  While most of these sales were made on fixed price contracts, approximately 20% were done on variable price agreements tied to reported prices of gasoline.

Commodity Prices

Our primary grain feedstock is corn. The cost of corn is dependent upon factors that are generally unrelated to those affecting the price of ethanol. Corn prices generally vary with international and regional grain supplies, and can be significantly affected by weather, planting and carryout projections, government programs, exports, and other international and regional market conditions.

Grain markets were extremely volatile during 2004.  Tightening world supply and growing demand created some of the tightest supply to use ratios in recent history.  During 2004, corn prices were at 7 year highs.  These high prices also brought higher prices for our feed co-products, wet and dried distillers grain with solubles.  In the last half of 2004, however, corn farmers in the United States harvested the largest crop in history which sent corn prices lower.  Given strong export competition from other nations which produce and sell corn, we believe that corn prices could remain low for at least the first half of 2005.  After that, corn prices will respond in great measure based on the quality and quantity of the corn crop grown during the summer of 2005 and harvested in the fall.

Natural Gas Prices

Natural gas is an important input in our manufacturing process. We use natural gas to dry distillers grains for storage and transportation over longer distances.  This allows us to market distillers grains to broader livestock markets in the United States.  Throughout 2004, natural gas prices were available at prices exceeding its historic average price.  Our current natural gas usage is approximate 121,000 British thermal units per month.  We expect natural gas prices to remain high and possibly increase at least during the winter months of 2004-2005.

Liquidity and Capital Resources

As of December 31, 2004, we had cash and cash equivalents of $3,807,383, current assets of $14,698,283 and available unused lines of credit of $3,500,000.  For the year ended 2004, cash provided by operating activities was $15,154,539, cash paid for property and equipment was $2,077,890 and cash used in financing activities was $11,079,756.

We have a term loan, originally in the amount of $30.6 million, which we have paid down as described below.  Quarterly payments, including principal and interest, of $1,021,839 are payable based upon a five-year amortization with a balloon payment of $8,403,569 due on the maturity date of January 1, 2008.  The term loan is structured as three notes and interest accrues monthly on the notes at both fixed and variable rates.  The fixed rate accrues at 6.528% on $11,749,974 of the term loan and the variable rate accrues on $6,287,245 of the term loan based on the prime rate (effective rate of 5.50% at December 31, 2004).  The amount outstanding on the term loan was $18,037,219 at December 31, 2004.  The term loan is secured by substantially all of our assets and contains various restrictions, including the maintenance of certain financial covenants.

We have a term loan of $3.6 million with Alliant Energy to finance the electrical infrastructure and other construction needs.  This credit facility was converted to a term note upon completion of construction of our facility.  Monthly payments, including principal and interest, of $34,762 are payable based upon a ten-year amortization with a balloon payment due on the maturity date of November 1, 2007.  Interest accrues monthly on the loan at 3%.  The amount outstanding on the electric utility note payable is $2,908,831 at December 31, 2004.  The electric utility note payable is secured by our equipment, inventory and a guarantee by the City of Monroe, and contains various restrictions.

We have a 364 day revolving credit facility with First National Bank of Omaha, for an amount up to $3.5 million.  The revolving line of credit is limited to the borrowing base collateral, which is based upon 75% of the value of the inventory and allowable accounts receivable, and has a variable interest rate based upon the prime rate.  There was no amount outstanding on the revolving loan at December 31, 2004.  The revolving loan is secured by substantially all of our assets and contains various restrictions.

Our start-up costs related to our carbon dioxide agreement were approximately $500,000, which we financed from our operating cash flows in 2004.  We originally budgeted $450,000 to cover these startup costs.  In November, 2004, we expanded our production by bringing a fourth fermenter into operation.  The cost of installing and bringing this fourth fermenter into operation was approximately $1.2 million, which we funded from our operating cash flows.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

We have the following contractual obligations as of December 31, 2004:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 Years	More than 5 Years
Long-term debt	$21,044,403	$3,409,246	$17,635,157	0
Operating leases	90,000	90,000	0	0
Total contractual obligations	$21,134,403	$3,499,246	$17,635,157	0

Recent Accounting Pronouncements

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs – an amendment of ARB No. 43” (“FAS 151”), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards.  FAS 151 requires idle facility expense, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges.  It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  FAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We are evaluating the impact of this standard on our financial statements.  The Company does not expect that the adoption of FAS 151 will have an impact on the Company’s financial position, results of operations or cash flows.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of December 31, 2004 (the “Evaluation Date”), have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name

Age

Position

John L. Malchine	67	Chairman of the Board and Chief Executive Officer
Gary L. Kramer	56	President, General Manager and Director
David Kolsrud	56	Secretary and Director
Don Endres	44	Treasurer and Director
Wayne Mitchell	49	Director
Robert Wright	52	Director
David Fick	53	Director
James Leitzinger	49	Chief Financial Officer

John L. Malchine, Chairman of the Board and Chief Executive Officer

Mr. Malchine is a co-founder and has served on our Board of Directors as Chairman since May 2000.  His term as a Director expires in 2007.  Approximately seventy percent of Mr. Malchine’s professional time is devoted to his capacity as Chairman of the Board and Chief Executive Officer.  Mr. Malchine assumed the role of Chief Executive Officer of the Company on August 30, 2001.  From 1989 to March 2001, he served as president and co-owner of Norway Associates, Inc., a private real estate company that develops real estate projects for clinics. Norway Associates is currently inactive. From 1954 to 1994, Mr. Malchine was a self-employed farmer. From 1995 to 2002, Mr. Malchine was the chairman of the Wisconsin Agriculture, Trade and Consumer Protection Board. From 1997 to the present, he has also been a member of the Board of the Wisconsin Tax Commission, which regulates agricultural assessments in Wisconsin. From 1983 to the present, he has been a member of the Board of Directors of a unit of M & I Bank, in Burlington, Wisconsin, and is currently chairman of the loan committee. Mr. Malchine is also on the Board of Governors of the Southern Region of the Aurora Health Care System, which owns three hospitals and 21 clinics in southern Wisconsin. Mr. Malchine was elected to the Board of Adkins Energy in February 2000. He resigned in April 2000 from Adkins, and the cooperative redeemed his investment.

Gary L. Kramer, D.V.M., President, General Manager and Director

Dr. Kramer is a co-founder and has served on our Board of Directors since May 2000. His term as a Director expires in 2005.  Mr. Kramer devotes all of his professional time to his capacity as President, General Manager and Director.  From 1973 to 2001, Dr. Kramer was a veterinarian, and recently retired as president and senior partner at Chapin, Sutter, Chapin, Ltd., of Lena, Illinois, a veterinary service corporation employing eight veterinarians. He received a doctorate in Veterinary Medicine from Iowa State University. Prior to co-founding Badger State Ethanol, Dr. Kramer served as President of the Adkins Energy Cooperative from December 1998 to April 2000.  Dr. Kramer has also served as a member of a number of professional organizations, including the American Veterinary Medical Association, American Association of Bovine Practitioners, Illinois Veterinary Medical Association, and Northern Illinois Veterinary Medical Association.

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

Don Endres, Treasurer and Director

Mr. Endres has served on our Board of Directors since August 2001.  His term as a Director expires in  2005.  Approximately five percent of his professional time is devoted to his capacity as Treasurer and Director of the Company.  Mr. Endres contributes more than 15 years of experience in building, operating and managing successful businesses.  Mr. Endres currently serves as principal investor, Chairman and Chief Executive Officer of VeraSun Energy Corporation, an ethanol producer in Brookings, South Dakota.  Mr. Endres also serves on the Board of Directors and Executive Committee of the Renewable Fuels Association.  In 1999, Mr. Endres became a principal investor and board member of CoEv, Inc.  CoEv turned profitable within the first year of operations and later merged with Tyco International Ltd.   He also served as co-founder and Vice-Chairman of Glacial Lakes Energy, an ethanol production facility in Watertown, South Dakota.  In 1985, Mr. Endres founded Special Teams, Inc. and served as President and General Manager. Special Teams was recognized by Inc. Magazine as one of the fastest growing privately held companies in the U.S. on the annual Inc. 500 List for both 1994 and 1995.  It was sold to the American Express Company in 1995, and Mr. Endres served for two years as President of American Express Special Teams.  Mr. Endres then co-founded and served as CEO of ExpressGold.com, Inc., an internet payments system company, which successfully merged with CyberSource Corporation in January of 2000.  Mr. Endres graduated from South Dakota State University with a degree in Animal Science and minors in Computer Science and Economics. In 2000, he was recognized by South Dakota State University’s College of Engineering as “Entrepreneur of the Year.”

Wayne Mitchell, Director

Mr. Mitchell has served on our Board of Directors since May 2001, when he was appointed to fill the Fagen, Inc. seat.  He occupies Fagen, Inc.’s permanent seat on the Board of Directors. Approximately five percent of his professional time is devoted to his capacity as a Director of the Company.  Mr. Mitchell is Senior Vice President, Technology and Business Development for Fagen, Inc. and has been in their employee since June 2000.  Prior to joining Fagen, he served as Process Team Leader from May 1998 to June 2000 for Reilly Industries, Inc., where he directed multidisciplinary teams engaged in chemical process research and development.  From March 1998 to June 2000, Mr. Mitchell was President and owner of Solid Rock Consulting, LLC, a private company providing consulting services to the ethanol industry.  Solid Rock Consulting, LLC is currently inactive.  From May 1996 to May 1998, he worked as Plant Manager and Quality Assurance Manager for Micronutrients, LLC, an animal feed supplement manufacturer.  Prior to joining Micronutrients, from January 1993 to May 1996, he served as the Design Engineer for Broin and Associates, Inc. where he performed detailed process design and start-up of dry grind ethanol plants.  From August 1991 to January 1993, he served as senior environmental project engineer for Heritage Environmental Services, Inc. where he was involved in environmental consulting and project management at major oil refineries.  Prior to that, Mr. Mitchell served as an area manager for Ethyl Corporation.  Mr. Mitchell serves on the Board of Directors of five other ethanol plants, Husker Ag, LLC, in Plainview, NE, Platte Valley Fuel Ethanol, LLC in Central City, NE, United Wisconsin Grain Producers, LLC in Friesland, WI, Western Wisconsin Energy, LLC in Boyceville, WI, and Bushmills Ethanol, LLC in Atwater, MN.  Mr. Mitchell has a B.S. in Chemical Engineering from the University of Wisconsin-Madison.

Robert Wright, Director

Mr. Wright has served on our Board of Directors since August 2001.  His term as a Director expires in 2007.  Approximately five percent of his professional time is devoted to his capacity as a Director of the Company.  Mr. Wright has served as the President, Chief Executive Officer and a principal shareholder of Murex N.A. since May 1992. Murex is a marketer of gasoline “blendstocks,” such as fuel grade Ethanol, MTBE, Toluene, Methanol and Alkylate, to independent and major refiners in the United States. Mr. Wright is a graduate of Ohio State University with a degree in Chemical Engineering and the University of Toledo with a Masters in Business Administration.

David Fick, Director

David Fick has served on our Board of Directors since December 2003, when he was nominated by the Board of Directors to fill a vacated position.  In February 2004, Mr. Fick was elected by the members of the Company to the Board of Directors.  His term as a Director expires in 2007.  Approximately five percent of his professional time is devoted to his capacity as a Director of the Company.  Mr. Fick has been a self-employed farmer since 1970 and also has owned and operated a farm equipment business near Hill, Minnesota since 1986.  Mr. Fick is a member of CORN-er Stone Farmers Cooperative, Min Wind Energies and Minnesota Soybean Processors.

James Leitzinger, Chief Financial Officer

Mr. Leitzinger has served as our Chief Financial Officer since July 2002.  Previously, Mr. Leitzinger served as the Director of Finance for the City of Freeport, IL for approximately two years.  Prior to that, Mr. Leitzinger was employed as the Controller for Agri-Tech FS, Inc. from 1990 until 2000, and as the Controller for Widen Colourgraphics, LTD from 1988 to 1990.  Mr. Leitzinger graduated from Edgewood College in Madison, Wisconsin and is a Certified Public Accountant licensed in Wisconsin since 1989.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee financial expert, as defined under 17 C.F.R. § 228.401, serving on its audit committee because it does not have an audit committee.  The Company is not required to have an audit committee because it is not a listed issuer, as defined in Rule 10A-3 under the Securities Exchange Act of 1934.

Code of Ethics

The Company has adopted a code of ethics.  A copy of the Company’s code of ethics is filed as Exhibit 14.1 hereto.

ITEM 10.  EXECUTIVE COMPENSATION

Gary Kramer serves as our President and General Manager.  In 2004, he was compensated by us at an annual base salary of $100,000 per year.  His current yearly salary is $103,000.  John Malchine serves as Chief Executive Officer.  In 2004, he was compensated by us at an annual base salary of $36,000 per year.  His current salary is $37,080.

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

The following table shows the compensation that we paid to our officers for services that they rendered to us.

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary		Bonus	Other	Restricted Stock Awards	Securities Underlying Options/SARS	LTIP Payout	All Other Compensation
John L. Malchine	2002	$9,000	[1]	$0	$0	$0	$0	$0	$0
Chief Executive	2003	$36,000		$0	$0	$0	$0	$0	$0
Officer	2004	$36,000		$0	$0	$0	$0	$0	$0

Gary Kramer	2002	$62,154		$0	$0	$0	$0	$0	$0
President and	2003	$100,000		$0	$0	$0	$0	$0	$0
General Manager	2004	$100,000		$0	$0	$0	$0	$0	$0
(formerly Chief Executive Officer)

[1] In addition to his salary of $3,000 per month, Mr. Malchine was compensated $60,000 in January 2002 for services performed on behalf of the Company during 2000 and 2001.

Employment Agreements

We have no written employment agreements with any officer or Director.  We may in the future enter into employment agreements with our officers or other employees that we may hire.

Reimbursement of Expenses

Other than Mr. Malchine, Dr. Kramer and our Chief Financial Officer, we do not pay our officers and Directors any fees or salaries for their services to us; however, we do reimburse our officers for expenses incurred in connection with their service to us.  Our reimbursement policy is to reimburse our officers and Directors for out-of-pocket expenses.  During 2004, we reimbursed our officers and Directors a total of $19,306.  We estimate that our officers and Directors will incur approximately $25,000 in reimburseable out-of-pocket expenses in the next 12 months.  This is only an estimate and our officers and Directors expenses could be substantially higher than we anticipate.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We have not and do not expect to establish any compensation plans under which the Company’s securities are authorized for issuance.  The following table sets forth certain information concerning the beneficial ownership of our Class A member units as of February 24, 2005.

Title	Name and Address of Beneficial Owner		Amount and Nature of Beneficial Owner	Percent of Class

Director & Executive Officer	John L. Malchine	[1]	600	3.03%
Director & Executive Officer	Gary L. Kramer	[2]	920	4.65%
Director	David Fick	[3]	937	4.73%
Director	David Kolsrud	[4]	60	0.30%
Director	Don Endres	[5]	2,000	10.11%
Director	Wayne Mitchell	[6]	0	0.00%
Director	Robert Wright	[7]	25	0.13%
Executive Officer	James Leitzinger	[8]	5	0.03%
Director & Executive Officers as a group	All executive officers and directors	[9]	4,547	22.99%

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

[3]  David Fick’s address at Badger State Ethanol, LLC is 820 West 17th Street, Monroe, Wisconsin 53566.

[4]  David Kolsrud’s address at Badger State Ethanol, LLC is 820 West 17th Street, Monroe, Wisconsin 53566.

[5]  Don Endres’ address at Badger State Ethanol, LLC is 820 West 17th Street, Monroe, Wisconsin 53566.

[6]  Wayne Mitchell’s address at Badger State Ethanol, LLC is 820 West 17th Street, Monroe, Wisconsin 53566.

[7]  Robert Wright’s address at Badger State Ethanol, LLC is 820 West 17th Street, Monroe, Wisconsin 53566. This amount includes 25 units owned by Murex, for which Mr. Wright disclaims beneficial interest.

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

Executive Salaries

We are currently compensating Gary Kramer, our President and General Manager, $103,000 per year pursuant to an oral agreement. We are compensating James Leitzinger, our Chief Financial Officer, $72,100 per year for his services pursuant to an oral agreement.

Ethanol Agreement

We entered into an ethanol purchase and marketing agreement with Murex for the exclusive rights to purchase and market all ethanol produced by the plant.  This agreement expires in 2009.  Murex is a member of the Company and has a representative on our Board of Directors.  Under the agreement, we have agreed to provide Murex with estimates of our production. Murex has agreed to purchase and deliver all the ethanol produced by the plant.

The agreement with Murex automatically renews for one-year terms after 2009 unless either party provides notice prior to the renewal anniversary date.  In addition, the agreement may be terminated by either party in the event of the other party’s insolvency, force majeure for at least a period of twelve months, or the default, which is not cured, by the other party in the performance of any term or covenant.  We may also terminate the agreement, following a decision of an arbitrator, if Murex breaches its obligation to use its best efforts to obtain for us the highest purchase price available for ethanol, after considering its own resale costs and transportation costs.

Distillers Grains and Solubles Agreement

We entered into a purchase and marketing agreement with United for the exclusive rights to purchase and market all of the distillers grains produced by the plant.  This agreement expires in 2005.  ICM was a prime subcontractor for the construction of the ethanol plant and had a representative on our Board of Directors.  Under the agreement, United has agreed to purchase our wet distillers grains with solubles and our dried distillers grains with solubles produced at the ethanol production plant.  We are obligated to provide United a production schedule, the labor, equipment and facilities to meet United’s loading schedule and to reserve storage space for the products. United has agreed to use its commercially reasonable efforts to achieve the highest resale price available under prevailing market conditions, in United’s and our reasonable judgment.

The agreement with United automatically renews for successive one-year terms after 2005 unless either party provides notice that it elects not to renew the agreement. The agreement may be terminated by the nondefaulting party in the event of default, which includes the failure to make payment when due, a default in the performance of a party’s covenants and agreements and the insolvency of a party.

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

•                  Our Directors’ decisions regarding various matters, including expenditures that we make for our business, reserves for accrued expenses, including officers salaries and reimbursement of Director’s expenses, loan covenants, capital improvements and contingencies that will effect the amount of cash available for distribution to members.  We have representatives of Murex on our Board and formerly had a representative of ICM (an affiliate of United) on our Board.  We engage in transactions with Murex and United. Our expenditures, reserves and the amount of cash available for distribution may be affected by these transactions and our relationship with Murex and United.

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

•                  Fagen Inc., Mr. Mitchell, Mr. Endres, Mr. Kolsrud, Mr. Fick and Mr. Wright, are involved in various ethanol construction and development projects throughout the United States and in Wisconsin.  These projects will compete with our project for purchasing corn and other raw material supplies, and the sale of ethanol and distillers grains.  Our operating agreement does not prevent our Directors from being involved in activities that compete with us.

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

Exhibit No.	Exhibit

10.3	Form of Teaming Agreement. Filed as Exhibit 10.6 to the registrant’s registration statement on Form SB-2 (Commission File 333-50568) and incorporated by reference herein.

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

10.10

Revolving Promissory Note dated August 25, 2004, by and between First National Bank of Omaha and Badger State Ethanol, LLC. Filed as Exhibit 10.10 to the registrant’s annual report for the period ending December 31, 2004 on Form 10-KSB (Commission File 333-50568).

14.1

Code of Ethics of Badger State Ethanol, LLC adopted September 29, 2004. Filed as Exhibit 14.1 to the registrant’s annual report for the period ending December 31, 2004 on Form 10-KSB (Commission File 333-50568).

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

(b)           Reports on Form 8-K.  Current Report on Form 8-K, dated December 27, 2004, containing a copy of the Company’s newsletter.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

For the fiscal year ended December 31, 2004 and 2003, professional services were performed by Grant Thornton LLP.  The following table presents fees for professional services rendered by Grant Thornton LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2004 and 2003, and fees billed for other services rendered by Grant Thornton LLP during those periods.

	December 31, 2004	December 31, 2003
Audit Fees (1)	$74,900	$84,800
Audit Related Fees (2)	0	$5,600
Tax Fees	$11,000	$14,500
All Other Fees	0	0
TOTAL	$85,900	$104,900

(1) Represents the aggregate fees billed covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2003 and 2004.

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

Dated: February 24, 2005	BADGER STATE ETHANOL, LLC

	By:	/s/ Gary L. Kramer
Gary L. Kramer
President and General Manager

In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

/s/ John L. Malchine	February 24, 2005
John L. Malchine
Chairman of the Board and Chief Executive Officer

/s/ Gary L. Kramer	February 24, 2005
Gary L. Kramer
Director, President and General Manager

/s/ David Fick	February 24, 2005
David Fick
Director

/s/ David Kolsrud	February 24, 2005
David Kolsrud
Director and Secretary

/s/ Don Endres	February 24, 2005
Don Endres
Director and Treasurer

/s/ Wayne Mitchell	February 24, 2005
Wayne Mitchell
Director

/s/ Robert Wright	February 24, 2005
Robert Wright
Director

/s/ James Leitzinger	February 24, 2005
James Leitzinger
Chief Financial Officer

Supplemental Information to be Furnished with Reports Filed

Pursuant to § 15(d) of the Exchange Act by Nonreporting Issuers

The Registrant has sent an annual report or proxy materials to its security holders covering the registrant’s last fiscal year.  The Registrant will furnish to the Commission for its information, at the time of filing its report on this Form, four copies of the annual report and form of proxy.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Members

Badger State Ethanol, LLC

We have audited the accompanying balance sheets of Badger State Ethanol, LLC as of December 31, 2004 and 2003, and the related statements of income, members’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Badger State Ethanol, LLC as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Madison, Wisconsin
January 27, 2005

BADGER STATE ETHANOL, LLC

BALANCE SHEETS

December 31, 2004 and 2003

	2004	2003
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,807,383	$1,810,490
Accounts receivable:
Trade	5,896,669	4,129,164
Government incentive payments	100,000	1,112,426
Inventories	2,513,357	2,383,277
Margin deposits	2,191,259	234,000
Derivative contracts	—	235,737
Other assets	189,615	490,457

Total current assets	14,698,283	10,395,551

PROPERTY AND EQUIPMENT, at cost
Plant buildings and equipment	47,880,729	45,734,888
Land improvements	1,398,917	1,398,917
Office buildings and equipment	476,467	464,018
	49,756,113	47,597,823
Less accumulated depreciation and amortization	4,780,896	2,521,949
	44,975,217	45,075,874

OTHER ASSETS	528,106	714,581

TOTAL ASSETS	$60,201,606	$56,186,006

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$3,409,246	$3,056,680
Accounts payable	1,700,616	739,841
Accrued liabilities	1,064,232	1,713,655
Derivative contracts	1,989,565	—
Deferred revenue	329,569	—

Total current liabilities	8,493,228	5,510,176

LONG-TERM DEBT, less current maturities	17,635,157	24,043,579

COMMITMENTS AND CONTINGENCIES	—	—

MEMBERS’ EQUITY
Members’ contributions	17,859,787	17,859,787
Retained earnings	16,213,434	8,772,464
	34,073,221	26,632,251

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$60,201,606	$56,186,006

The accompanying notes are an integral part of these statements.

BADGER STATE ETHANOL, LLC

STATEMENTS OF INCOME

Years ended December 31, 2004 and 2003

	2004	2003

Sales and revenues	$92,084,766	$74,149,226
Cost of sales	75,471,115	57,799,611

Gross margin	16,613,651	16,349,615

Selling, general and administrative expenses	2,940,724	2,663,322

Operating income	13,672,927	13,686,293

Interest expense	(1,311,346)	(1,846,937)
Interest income	22,889	7,894
Other income	—	65,229

Net income	$12,384,470	$11,912,479

Net income per unit - basic and diluted	$626.30	$602.43

Weighted average units outstanding - basic and diluted	19,774	19,774

The accompanying notes are an integral part of these statements.

BADGER STATE ETHANOL, LLC

STATEMENTS OF MEMBERS’ EQUITY

Years ended December 31, 2004 and 2003

	Members’ units	Members’ contributions	Retained earnings (accumulated deficit)	Total

Balance, January 1, 2003	19,774	$17,859,787	$(3,140,015)	$14,719,772

Net Income	—	—	11,912,479	11,912,479

Balance, December 31, 2003	19,774	17,859,787	8,772,464	26,632,251

Dividends paid	—	—	(4,943,500)	(4,943,500)

Net income	—	—	12,384,470	12,384,470

Balance, December 31, 2004	19,774	$17,859,787	$16,213,434	$34,073,221

The accompanying notes are an integral part of these statements.

BADGER STATE ETHANOL, LLC

STATEMENTS OF CASH FLOWS

Years ended December 31, 2004 and 2003

	2004	2003

Cash flows from operating activities
Net income	$12,384,470	$11,912,479
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,445,422	2,350,170
Changes in operating assets and liabilities:
Trade accounts receivable	(1,767,505)	(712,783)
Government incentive payments receivable	1,012,426	(1,112,426)
Inventories	(130,080)	(632,034)
Margin deposits	(1,957,259)	176,000
Other assets	300,842	(218,440)
Derivative contracts	2,225,302	(666,976)
Accounts payable	960,775	(1,168,778)
Accrued liabilities	(649,423)	721,987
Deferred revenue	329,569	—

Net cash provided by operating activities	15,154,539	10,649,199

Cash flows from investing activities
Cost of property and equipment	(2,077,890)	(1,162,794)

Cash flows from financing activities
Net change in line of credit	—	(1,747,980)
Payments of financing fees	—	(306,000)
Proceeds from long-term debt financing	—	927,880
Payments on long-term debt financing	(6,136,256)	(7,142,181)
Payment of dividends	(4,943,500)	—

Net cash used in financing activities	(11,079,756)	(8,268,281)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,996,893	1,218,124

Cash and cash equivalents at beginning of year	1,810,490	592,366

Cash and cash equivalents at end of year	$3,807,383	$1,810,490

Supplemental disclosure of cash flow information:
Interest paid	$1,381,947	$1,858,655

Supplemental disclosure of noncash operating, investing and financing activities:
Purchase of equipment with long-term debt	$80,400	$—

The accompanying notes are an integral part of these statements.

BADGER STATE ETHANOL, LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2004 and 2003

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

5.  Accounts Receivable

Trade accounts receivable are due from customers for ethanol and distillers grains sales.  The Company grants credit to customers in the normal course of business.  Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required.  Accounts outstanding longer than the contractual payment terms are considered past due.  Management performs on-going credit evaluations of customers and maintains allowances for potential credit losses when required.  At December 31, 2004 and 2003, the Company believes all receivables are fully collectible and no allowance for doubtful accounts is deemed necessary.  This decision is based on considering a number of factors, including length of time trade accounts receivable are past due, the customers’ previous loss history, the customers’ current ability to pay their obligations to the Company, and the condition of the general economy and the industry as a whole.   Interest is not charged on past due receivables.

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

9.  Derivative Instruments

The Company enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and forecasted ethanol sales.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the December 31, 2004 and 2003 balance sheets at their fair market value.

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

At December 31, 2004 and 2003 no derivative contracts were designated as hedges and all changes in market value have been recognized through cost of sales.  The amount recorded for derivative contracts at December 31, 2004 was a liability of $1,989,565 and at December 31, 2003 was an asset of $235,737.  The Company has recorded an increase to cost of sales of $2,205,578 and $621,722 related to derivative contracts for the years ended December 31, 2004 and 2003.

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

11.  Net Income Per Unit

Basic and diluted net income per unit are computed by dividing the net income by the weighted average units outstanding for the year.  At December 31, 2004 and 2003, the Company had no equity instruments that would be considered unit equivalents for purposes of calculating net income per unit.

12.  Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation.  These reclassifications had no effect on previously recorded net income or members’ equity.

13.  Recent Accounting Pronouncements

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs – an amendment of ARB No. 43” (“FAS 151”), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards.  FAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges.  It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  FAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We are evaluating the impact of this standard on our financial statements.  The Company does not expect that the adoption of FAS 151 will an impact on the Company’s financial position, results of operations or cash flows.

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE B - GOVERNMENT INCENTIVE PAYMENTS

The Company has recorded revenue of $333 and $2,265,292 for the years ended December 31, 2004 and 2003, related to incentive payments received under the State of Wisconsin Producer Subsidy Payment program (the “Wisconsin Producer Subsidy Program”).  The Company does not anticipate receiving any payments under the Wisconsin Producer Subsidy Program for 2005.

The Company has recorded revenue of $2,060,129 and $7,979,426 for the years ended December 31, 2004 and 2003 related to incentive payments received under the United States Department of Agriculture Commodity Credit Corporation’s Bioenergy Program (US CCC Program).

NOTE C - INVENTORIES

Inventories consist of the following at December 31:

	2004	2003

Raw materials	$1,244,352	$1,412,088
Work-in-process	355,202	296,430
Finished goods	913,803	674,759

Total inventories	$2,513,357	$2,383,277

NOTE D - LINE OF CREDIT

The Company has available a $3,500,000 line of credit with a financial institution expiring in August 2005.  There were no borrowings outstanding under the line of credit as of December 31, 2004 and 2003.  Borrowings outstanding under the line are collateralized by a general business security agreement.  Interest is payable monthly at a variable rate (effective rate of 6.25% at December 31, 2004).  Upon expiration of the current line of credit in August 2005, the Company has the intent and believes it will have the ability to renew its line of credit.

NOTE E - LONG-TERM DEBT

Long-term debt consists of the following as of December 31:

	2004	2003
Note payable to First National Bank; secured by a general business security agreement; payable in quarterly principal and interest payments of $1,021,839, with a final payment due January 2008 (A)	$18,037,219	$23,801,740
Note payable to utility Company; secured by specific equipment and guaranteed by the City of Monroe, Wisconsin; interest accrues at 3%. The note is payable in monthly principal and interest payments of $34,762 with a final payment due November 2007	2,908,831	3,233,412
Notes payable; secured by specific equipment; payable in monthly principal and interest payments of $4,720, with final payments due in 2007 (B)	98,353	65,107
	21,044,403	27,100,259
Less current maturities	3,409,246	3,056,680

	$17,635,157	$24,043,579

(A)           Interest accrues as follows:  6.528% on $11,749,974, and at prime rate plus ..25% (effective rate of 5.50% at December 31, 2004) on $6,287,245.

The loan is collateralized by all assets of the Company and contains various customary restrictions, including the maintenance of certain financial covenants.

(B)             Interest accrues at 2.5% on $13,880.  The remaining balance was offered at zero percent financing.

Future maturities of long-term debt as of December 31, 2004 are as follows:

Year ending December 31,
2005	$3,409,246
2006	3,582,804
2007	5,648,784
2008	8,403,569

$21,044,403

NOTE F - COMMITMENTS

The Company had forward contracts to purchase approximately 3,280,000 and 3,467,000 bushels of corn at various prices at December 31, 2004 and 2003.  The Company had additional forward contracts to purchase approximately 3,021,000 and 1,485,000 bushels of corn that were not yet priced at December 31, 2004 and 2003.  The Company recorded an unrealized loss of $218,989 on open forward contracts that were priced at December 31, 2004.  There were no unrealized losses on open forward contracts that were priced at December 31, 2003.

The Company leases railcars under operating leases that expire in 2005.  Total rent expense for all operating leases was $63,750 and $68,625 for the years ended December 31, 2004 and 2003.  Future minimum lease payments under these leases as of December 31, 2004 are $90,000 for the year ending December 31, 2005.

NOTE G - RELATED PARTIES

The Company’s general contractor used to construct the plant is a member of the Company and has representatives on the Company’s Board of Directors.  The subcontractor that was used to construct the plant has exclusive rights to market the Company’s distillers grains.  The subcontractor was a member of the Company and had a representative on the Company’s Board of Directors until it sold its units in November 2003.  The subcontractor’s representative on the Company’s Board of Directors resigned in December 2003.  There were no construction payments to the members made in 2004.  For the year ended December 31, 2003, the Company made construction payments to the members of $673,177.   Sales to the subcontractor for the years ended December 31, 2004 and 2003 were $15,667,440 and $10,765,583, respectively. Trade accounts receivable from the subcontractor at December 31, 2004 and 2003 were $243,362 and $339,144, respectively.

The Company’s sole ethanol marketing company is a member and has a representative on the Company’s Board of Directors.  Sales for the years ended December 31, 2004 and 2003 to the member were $72,095,421 and $52,077,172, respectively.  Trade accounts receivable from the ethanol marketing company at December 31, 2004 and 2003 were $5,545,505 and $3,790,109, respectively.

In connection with the sales activities of the ethanol marketing company and the subcontractor, the Company recorded expenses of $5,489,004 and $4,832,854 related to railcar, freight and marketing fees for the years ended December 31, 2004 and 2003.

NOTE H - RETIREMENT PLAN

Effective January 1, 2003, the Company established a 401(k) Plan for all employees of the Company.  The Company may make profit sharing contributions to the plan at the discretion of the Company’s Board of Directors.  The Company’s discretionary contribution was $21,949 and $21,592 in 2004 and 2003.

NOTE I - MAJOR CUSTOMERS

The Company has two major customers that accounted for 78% and 17% of sales and revenues for the year ended December 31, 2004 and 70% and 15% of sales and revenues for the year ended December 31, 2003. Revenue from major customers follows for the years ended December 31:

	2004	2003

Customer A	$72,095,421	$52,077,172
Customer B	15,667,440	10,765,583

Accounts receivable from major customers consisted of the following as of December 31:

	2004	2003

Customer A	$5,545,505	$3,790,109
Customer B	243,362	339,144

NOTE J - INCOME TAXES

Due to the Company’s organization as a limited liability Company, the income or loss of the Company is reportable by the respective members on their personal income tax returns.  Therefore, no income tax provision has been included in the accompanying financial statements.

NOTE K – SUBSEQUENT EVENT

The Company’s Board of Directors on January 27, 2005 declared a distribution of $388 per unit to be paid to all members of record at December 31, 2004.  The total distribution will be $7,672,312.