Form 10-Q
period 2005-03-31
BADGER STATE ETHANOL LLC
filed 2005-05-16
CIK 1128546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

(608) 329-3900
(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of May 12, 2005, the Company has issued 19,774 Class A member units.

BADGER STATE ETHANOL, LLC
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED
March 31, 2005

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements

BADGER STATE ETHANOL, LLC
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$28,850	$3,807,383
Accounts receivable:
Trade	5,746,086	5,896,669
Incentives	633,333	100,000
Inventories	2,725,398	2,513,357
Margin deposits	956,259	2,191,259
Other assets	138,091	189,615

Total current assets	10,228,017	14,698,283

PROPERTY AND EQUIPMENT, at cost
Plant buildings and equipment	47,985,996	47,880,729
Land improvements	1,398,917	1,398,917
Office buildings and equipment	476,467	476,467
	49,861,380	49,756,113
Less accumulated depreciation and amortization	5,365,443	4,780,896
	44,495,937	44,975,217

OTHER ASSETS	481,487	528,106

TOTAL ASSETS	$55,205,441	$60,201,606

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Line of credit	$525,000	$—
Current maturities of long-term debt	3,431,825	3,409,246
Accounts payable	1,445,300	1,700,616
Accrued liabilities	860,418	1,064,232
Derivative contracts	1,050,541	1,989,565
Deferred revenue	511,098	329,569

Total current liabilities	7,824,182	8,493,228

LONG-TERM DEBT, less current maturities	16,775,216	17,635,157

COMMITMENTS AND CONTINGENCIES	—	—

MEMBERS’ EQUITY
Members’ contributions	17,859,787	17,859,787
Retained earnings	12,746,256	16,213,434
	30,606,043	34,073,221

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$55,205,441	$60,201,606

The accompanying notes are an integral part of these condensed statements.

BADGER STATE ETHANOL, LLC
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31, 2005	Three months ended March 31, 2004

Sales and revenues	$24,682,721	$23,431,743
Cost of sales	19,429,519	14,202,524
Gross margin	5,253,202	9,229,219

Selling, general and administrative expenses	768,178	739,642

Operating income	4,485,024	8,489,577

Interest expense	(293,495)	(369,635)
Interest income	13,605	4,943

Net income	$4,205,134	$8,124,885

Net income per unit – basic and diluted	$212.66	$410.89

Weighted average units outstanding	19,774	19,774

The accompanying notes are an integral part of these condensed statements.

BADGER STATE ETHANOL, LLC
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31, 2005	Three months ended March 31, 2004

Cash flows from operating activities
Net income	$4,205,134	$8,124,885
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	631,166	583,100
Changes in operating assets and liabilities:
Trade accounts receivable	150,583	(1,535,463)
Government incentive payments receivable	(533,333)	(100,509)
Inventories	(212,041)	(369,012)
Margin deposits	1,235,000	234,000
Other assets	51,524	340,719
Derivative contracts	(939,024)	(2,756,000)
Accounts payable	(255,316)	905,858
Accrued liabilities	(203,814)	(433,541)
Deferred revenue	181,529	—

Net cash provided by operating activities	4,311,408	4,994,037

Cash flows from investing activities
Cost of property and equipment	(105,267)	(172,267)

Cash flows from financing activities
Net change in line of credit	525,000	—
Payment of dividends	(7,672,312)	(4,943,500)
Payments on long-term debt financing	(837,362)	(748,743)

Net cash used in financing activities	(7,984,674)	(5,692,243)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,778,533)	(870,473)

Cash and cash equivalents at beginning of period	3,807,383	1,810,490

Cash and cash equivalents at end of period	$28,850	$940,017

Supplemental disclosure of cash flow information:
Interest paid	$304,408	$384,841

The accompanying notes are an integral part of these condensed statements.

BADGER STATE ETHANOL, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE A – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Badger State Ethanol, LLC (the “Company”) operates an ethanol plant in Wisconsin that began operations in October 2002.  The Company sells its production of ethanol and related products domestically and operates in one business segment.

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2004, contained in the Company’s annual report on Form 10-KSB for 2004.

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated.  The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results expected for the full year.

NOTE B - INVENTORIES

Inventories consist of the following:

	March 31, 2005	December 31, 2004
Raw materials	$1,735,113	$1,244,352
Work-in-process	389,786	355,202
Finished goods	600,499	913,803

Total inventories	$2,725,398	$2,513,357

NOTE C – DERIVATIVE INSTRUMENTS

The Company enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn purchases, forward corn purchase contracts and forecasted ethanol sales.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts at March 31, 2005 and December 31, 2004 are recognized in the balance sheet at their fair market value.

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

At March 31, 2005 and December 31, 2004 no derivative contracts were designated as hedges and all changes in market value have been recognized through cost of sales.  The amounts recorded for derivative contracts at March 31, 2005 and December 31, 2004 were liabilities of $1,050,541 and $1,989,565.  The Company has recorded an increase to cost of sales of $728,447 related to its derivative contracts for the three months ended March 31, 2005.  The Company recorded a reduction of cost of sales of $3,801,087 related to its derivative contracts for the three months ended March 31, 2004.

NOTE D – GOVERNMENT INCENTIVE PAYMENTS

The Company recognizes revenue from federal and state incentive payments when all requirements of the program have been met and payments are assured.  The Company has recorded revenue of $633,333 related to incentive payments received under the State of Wisconsin Producer Subsidy Payment program and $59,612 related to incentive payments received under the United States Department of Agriculture Commodity Credit Corporation’s Bioenergy Program (US CCC Program) for the three months ended March 31, 2005, and $1,154,674 related to incentive payments received under the US CCC Program for the three months ended March 31, 2004.  No revenue was recognized related to incentive payments under the State of Wisconsin Producer Subsidy Payment program for the three months ended March 31, 2004.

NOTE E – COMMITMENTS

The Company had forward contacts to purchase approximately 4,790,000 and 3,280,000 bushels of corn at various prices at March 31, 2005 and December 31, 2004.

NOTE F – RELATED PARTIES

The Company’s sole ethanol marketing company is a member and has a representative on the Company’s Board of Directors.  Sales for the three months ended March 31, 2005 and 2004 to the member were $19,421,940 and $17,607,758, and trade accounts receivable at March 31, 2005 and December 31, 2004 were $5,549,841 and $5,545,505.

In connection with the sales activities of the ethanol marketing company, the Company paid expenses to the ethanol marketing company of $1,428,800 and $1,225,052 related to railcar, freight and marketing fees for the three months ended March 31, 2005 and 2004.

NOTE G – RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform with the current period’s presentation.  These reclassifications had no effect on previously recorded net income or members’ equity.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties, including those risks described in this section.  Actual results may differ substantially from those described below.  Our discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the financial statements and related notes.

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

Derivatives

We enter into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn purchases, forward corn purchase contracts and forecasted ethanol sales.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts at March 31, 2005 and December 31, 2004 are recognized in the balance sheet at their fair market value.

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

At March 31, 2005 and December 31, 2004 no derivative contracts were designated as hedges and all changes in market value have been recognized through cost of sales.  We have recorded an increase to cost of sales of $728,447 and a reduction to cost of sales of $3,801,087 related to derivative contracts for the three months ended March 31, 2005 and 2004, respectively.

Summary

We are engaged in the production and sale of fuel grade ethanol.  We have an annual capacity to process between approximately 18 to 19 million bushels of corn into between approximately 50  to 52  million gallons of ethanol.  In addition, we sell distillers grains, a principal by-product of the ethanol-production process, which we sell as distillers modified wet grains and distillers dried grains.  We also sell carbon dioxide to third parties.  We completed construction of our ethanol plant and commenced operations in October 2002.  Also, as of July 1, 2004, we completed construction of our carbon dioxide processing equipment and began delivering carbon dioxide for processing and sale to third parties.

Results of Operations for the Three Months Ended March 31, 2005 and 2004

The following table shows the results of our operations and the percentages of sales and revenues, cost of sales, operating expenses and other items to total sales and revenues in our statements of operations for the three months ended March 31, 2005 and 2004:

	March 31, 2005		March 31, 2004
	Amount	%	Amount	%
Sales and revenues	$24,682,721	100.0	$23,431,743	100.0
Cost of sales	19,429,519	78.7	14,202,524	60.6
Gross margin	5,253,202	21.3	9,229,219	39.4

Selling, general and administrative expenses	768,178	3.1	739,642	3.2

Operating income	4,485,024	18.2	8,489,577	36.2

Interest expense	(293,495)	(1.2)	(369,635)	(1.6)
Interest income	13,605.0		4,943.0

Net income	$4,205,134	17.0	$8,124,885	34.6

Sales and Revenues

Our sales and revenues are divided into five categories based upon the source from which they are derived:  sales of ethanol, sales of distillers grains, marketing corn, sales of carbon dioxide and ethanol incentive payments.  For the quarters ended March 31, 2005 and 2004, we derived approximately 78.7% and 75.2% of our sales and revenues from the sale of ethanol.  Approximately 12.6% and 17.6% of our sales and revenues were derived from the sale of distillers grains for the three months ended March 31, 2005 and 2004.  The marketing of corn accounted for approximately 5.4% and 2.3% of our sales and revenues for the three months ended March 31, 2005 and 2004.  Sales of carbon dioxide accounted for 0.5% of sales for the quarter ended March 31, 2005.  There were no sales of carbon dioxide for the quarter ended March 31, 2004.  Ethanol support payments from the federal and state governments accounted for 2.8% and 4.9% of sales and revenues for the three months ended March 31, 2005 and 2004.  The ethanol support revenue amounted to $692,945 and $1,154,674 for the three months ended March 31, 2005 and 2004.  The federal support payment is based on increases in the production of ethanol over the same prior year period.  The state support payment is based on the production of ethanol within the State of Wisconsin.  We expect to maintain production at approximately current levels for the remainder of the year.

Cost of Sales

Our cost of sales as a percentage of sales and revenues were 78.7% and 60.6% for the three months ended March 31, 2005 and 2004.  Cost of sales increased by $4,529,534 for the three months ended March 31, 2005, compared to the same time period in 2004, due to changes in the fair value of our derivative contracts.  The increase in cost of sales for the three months ended March 31, 2005 is primarily due to fluctuations in price in the underlying input commodities and therefore the value of the related hedging instruments.  The remaining difference in cost of sales as a percentage of sales and revenues between 2005 and 2004 is primarily caused by an increase in the cost to ship product by rail.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses as a percentage of sales and revenues were 3.1% and 3.2% for the three months ended March 31, 2005 and 2004.  We expect our selling, general and administrative expenses to remain constant and keep pace with production and sales.

Interest Expense and Income

Our interest expense as a percentage of sales and revenues were 1.2% and 1.6% for the three months ended March 31, 2005 and 2004. Our interest expense has decreased as our debt has been paid down.

Liquidity and Capital Resources

As of March 31, 2005, we had cash and cash equivalents of $28,850, current assets of $10,228,017 and available unused line of credit of $2,975,000.  For the three months ended March 31, 2005, cash provided by operating activities was $4,311,408, cash paid for property and equipment was $105,267 and cash used in financing activities was $7,984,674.

We have a term loan, originally in the amount of $30.6 million, which we have paid down as described below.  Quarterly payments, including principal and interest, of $1,021,839 are payable based upon a five-year amortization with a balloon payment of $8,403,569 due on the maturity date of January 1, 2008.  The term loan is structured as three notes and interest accrues monthly on the notes at both fixed and variable rates.  The fixed rate accrues at 6.528% on $11,419,962 of the term loan and the variable rate accrues on $5,876,650 of the term loan based on the prime rate (effective rate of 6.0% at March 31, 2005).  The amount outstanding on the term loan was $17,296,612 at March 31, 2005.  The term loan is secured by substantially all of our assets and contains various restrictions, including the maintenance of certain financial covenants.

We have a term loan of $3.6 million with an electric utility company.  Monthly payments, including principal and interest, of $34,762 are payable based upon a ten-year amortization with a balloon payment due on the maturity date of November 1, 2007.  Interest accrues monthly on the loan at 3%.  The amount outstanding on the electric utility note payable is $2,826,156 at March 31, 2005.  The electric utility note payable is secured by our equipment, inventory and a guarantee by the City of Monroe, and contains various restrictions.

We have a 364 day revolving credit facility with a bank, for an amount up to $3.5 million.  The revolving line of credit is limited to the borrowing base collateral, which is based upon 75% of the value of the inventory and allowable accounts receivable, and has a variable interest rate based upon the prime rate.  There was $525,000 outstanding on the revolving loan at March 31, 2005.  The revolving loan is secured by substantially all of our assets and contains various restrictions.

Our start-up costs related to our carbon dioxide agreement were approximately $500,000, which we financed from our operating cash flows in 2004.  We originally budgeted $450,000 to cover these start-up costs.  In November, 2004, we expanded our production by bringing a fourth fermenter into operation.  The cost of installing and bringing this fourth fermenter into operation was approximately $1.2 million, which we funded from our operating cash flows.

We anticipate that capital expenditures for the next year could be approximately $300,000.

On January 27, 2005, the Company’s Board declared a distribution of $388 per unit for members of record at December 31, 2004.  The distribution was paid on February 24, 2005.  The Company does not anticipate the payment of additional distributions in 2005.

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

•                  Our agreements or understandings with our plant general contractor, subcontractor and our sole ethanol marketing company were not negotiated at arm’s length, we may not have obtained terms as favorable to us as those we could have obtained from third parties, and any claims that we may have against them may be difficult for us to enforce.

•                  The ethanol industry is increasingly competitive, with additional plants in operation, under construction and in the planning stages.  With additional plants coming on line in the near future, the supply of ethanol will increase which, if the demand does not grow accordingly or is unaided by government policies and programs, could adversely impact the price of ethanol and our operating results.

•                  The ethanol industry and our business are sensitive to corn and natural gas prices.  When corn and natural gas prices increase our operating results may suffer.  When corn and natural gas prices fluctuate significantly, our cost of revenues and operating results may be adversely affected by the use of derivative instruments under our risk management program.

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

•                  Our business is not diversified.

•                  We established an output contract with only one distributor who will purchase all of the ethanol we produce and have contracted with only one company for the marketing and distribution of our distillers grains.

As a result of these factors, and other described risk factors, our operating results may not be indicative of future operating results and you should not rely on them as indications of our future performance.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates.  Exposure to interest rate risk results from holding a revolving promissory note and three term notes.  The specifics of each note are discussed in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  A hypothetical 1% increase in interest rates applied to exposed liabilities as of March 31, 2005 would result in additional interest expense of approximately $50,000 for the remainder of 2005.

Commodity Price Risk

We are also exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process, and the sale of ethanol.  We seek to minimize the risks from fluctuations in the prices of corn through the use of hedging instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they do not qualify for hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of sales.  For example, we would generally expect that a 10% increase in the cash price of corn would produce a $520,000 increase in the fair value of our derivative instruments based on our positions at March 31, 2005.  Whereas a 10% decrease in the cash price of corn would produce a $520,000 decrease in the fair value of our derivative instruments based on our positions at March 31, 2005.

The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  As of March 31, 2005, the fair value of our derivative instruments for corn and ethanol was a liability in the amount of $1,050,541.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or ethanol.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

To manage our corn price risk, our hedging strategy is designed to establish a price ceiling for our corn purchases.  We have taken a net long position on our exchange traded futures and options contracts, which allows us to offset increases or decreases in the market price of corn.  The upper limit of loss on our futures contracts is the difference between the contract price and the cash market price of corn at the time of the execution of the contract. The upper limit of loss on our exchange traded and over-the-counter option contracts is limited to the amount of the premium we paid for the option.

We estimate that our expected corn usage is approximately 18.5 million bushels per year for the production of 50 million gallons of ethanol.  As of March 31, 2005, we have cash, futures, and option contract price protection in place for 100% of our expected corn usage through August 2005.  We have 27% of our expected corn usage protected by cash purchase contracts through December 2005.  As we move forward, additional protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  As we move forward into spring, additional price protection may be required.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects but are expected to produce long-term positive growth for the Company.  Our current corn hedge position is based upon the amount of ethanol that we have currently sold for future delivery.  This protects us against an increase in the variable price of our corn purchased against a fixed sales price of our ethanol sold.  We intend to continue our hedging strategy based upon ethanol sales and market conditions.  At present, Midwest farmers are planting a corn crop approximately equal in size to last year’s.  A significant reduction in the quantity of corn harvested this fall due to adverse weather conditions, disease or other factors could result in increased corn costs with adverse financial consequences to us.

To manage our ethanol price risk, our hedging strategy is designed to establish a price ceiling and floor for our ethanol sales.  We have taken a net short position on our exchange traded futures and options contracts, which allows us to offset increases or decreases in the market price of ethanol.  The upper limit of loss on our futures contracts is the difference between the contract price and the cash market price of ethanol at the time of the execution of the contract. The upper limit of loss on our exchange traded and over-the-counter option contracts is limited to the amount of the premium we paid for the option.  At present, the price of gasoline has substantially increased but the price of ethanol has substantially decreased.  In the future, we may not be able to sell ethanol at a favorable price relative to gasoline prices, we also may not be able to sell ethanol at prices equal to or more than our current price.  This would limit our ability to offset our costs of production.  Currently, we are attempting to lock in favorable prices through forward contracting, however, prices being offered today are lower than year ago levels.  Given the significant number of ethanol plants being built and current blending capacity, it is possible that ethanol prices will remain at their current levels for some time to come in the future.

As of March 31, 2005, we have forward cash contract price protection in place for 100% of our expected ethanol production through June 2005.  As we move forward, additional protection may be necessary.  As ethanol prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  As we move forward into summer, additional price protection may be required.  Depending on energy market movements, crop prospects and weather, these price protection positions may cause short-term adverse effects but are expected to produce long-term positive growth for the Company.

To manage our natural gas price risk, we entered into a natural gas purchase agreement with our supplier to supply us with natural gas, fixing the price at which we purchase natural gas.  We estimate that we have forward contracts in place for approximately 100% of our natural gas needs through May 2005.  The forward contracts provide for approximately 35% higher gas prices for 2005 than for 2004.  We have purchased approximately 16% of our summer and fall 2005 natural gas requirements.  The price of natural gas has risen substantially over the last several months and our strategy has been to purchase natural gas as the opportunities arise to protect a favorable market.  However, we believe that the price of natural gas could drop in the future and are hoping to take advantage of such lower prices.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2005 (the “Evaluation Date”), have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits

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

BADGER STATE ETHANOL, LLC

Date: May 12, 2005	By:	/s/ Gary L. Kramer
Gary L. Kramer
President and General Manager