Form 10-Q
period 2005-06-30
BADGER STATE ETHANOL LLC
filed 2005-08-12
CIK 1128546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

As of August 12, 2005, the Company has issued 19,774 Class A member units.

BADGER STATE ETHANOL, LLC

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED

June 30, 2005

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements

BADGER STATE ETHANOL, LLC

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$895,255	$3,807,383
Accounts receivable:
Trade	5,665,096	5,896,669
Incentives	—	100,000
Inventories	3,127,850	2,513,357
Margin deposits	146,297	2,191,259
Other assets	158,829	189,615

Total current assets	9,993,327	14,698,283

PROPERTY AND EQUIPMENT, at cost
Plant buildings and equipment	47,985,996	47,880,729
Land improvements	1,398,917	1,398,917
Office buildings and equipment	476,467	476,467
	49,861,380	49,756,113
Less accumulated depreciation and amortization	5,949,784	4,780,896
	43,911,596	44,975,217

OTHER ASSETS	189,725	528,106

TOTAL ASSETS	$54,094,648	$60,201,606

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$1,396,182	$3,409,246
Accounts payable	1,532,772	1,700,616
Accrued liabilities	1,010,119	1,064,232
Derivative contracts	85,768	1,989,565
Deferred revenue	528,860	329,569

Total current liabilities	4,553,701	8,493,228

LONG-TERM DEBT, less current maturities	16,907,933	17,635,157

COMMITMENTS AND CONTINGENCIES	—	—

MEMBERS’ EQUITY
Members’ contributions	17,859,787	17,859,787
Retained earnings	14,773,227	16,213,434
	32,633,014	34,073,221

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$54,094,648	$60,201,606

The accompanying notes are an integral part of these condensed statements.

BADGER STATE ETHANOL, LLC

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Sales and revenues	$22,629,981	$22,318,528	$47,312,702	$45,750,271
Cost of sales	19,138,324	21,201,124	38,567,843	35,403,648
Gross margin	3,491,657	1,117,404	8,744,859	10,346,623

Selling, general and administrative expenses	1,195,431	754,415	1,963,609	1,494,057

Operating income	2,296,226	362,989	6,781,250	8,852,566

Interest expense	(273,547)	(325,112)	(567,042)	(694,747)
Interest income	4,292	2,462	17,897	7,405

Net income	$2,026,971	$40,339	$6,232,105	$8,165,224

Net income per unit – basic and diluted	$102.51	$2.04	$315.17	$412.93

Weighted average units outstanding – basic and diluted	19,774	19,774	19,774	19,774

The accompanying notes are an integral part of these condensed statements.

BADGER STATE ETHANOL, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2005	Six months ended June 30, 2004

Cash flows from operating activities
Net income	$6,232,105	$8,165,224
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,507,269	1,204,066
Changes in operating assets and liabilities:
Trade accounts receivable	231,573	(1,020,755)
Incentive payments receivable	100,000	683,345
Inventories	(614,493)	(388,902)
Margin deposits	2,044,962	234,000
Other assets	30,786	297,011
Derivative contracts	(1,903,797)	664
Accounts payable	(167,844)	946,772
Accrued liabilities	(54,113)	(182,544)
Deferred revenue	199,291	—

Net cash provided by operating activities	7,605,739	9,938,881

Cash flows used in investing activities
Cost of property and equipment	(105,267)	(751,645)

Cash flows used in financing activities
Proceeds from long-term debt financing	15,491,087	—
Payment of dividends	(7,672,312)	(4,943,500)
Payments on long-term debt financing	(18,231,375)	(4,405,493)

Net cash used in financing activities	(10,412,600)	(9,348,993)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,912,128)	(161,757)

Cash and cash equivalents at beginning of period	3,807,383	1,810,490

Cash and cash equivalents at end of period	$895,255	$1,648,733

Supplemental disclosure of cash flow information:
Interest paid	$842,507	$755,627

The accompanying notes are an integral part of these condensed statements.

BADGER STATE ETHANOL, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2005
(Unaudited)

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

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated.  The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results expected for the full year.

NOTE B - INVENTORIES

Inventories consist of the following:

	June 30, 2005	December 31, 2004
Raw materials	$2,051,713	$1,244,352
Work-in-process	408,464	355,202
Finished goods	667,673	913,803

Total inventories	$3,127,850	$2,513,357

NOTE C – DERIVATIVE INSTRUMENTS

The Company enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn purchases, forward corn purchase contracts and forecasted ethanol sales.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts at June 30, 2005 and December 31, 2004 are recognized in the balance sheet at their fair market value.

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

At June 30, 2005 and December 31, 2004 no derivative contracts were designated as hedges and all changes in market value have been recognized through cost of sales.  The amounts recorded for derivative contracts at June 30, 2005 and December 31, 2004 were liabilities of $85,768 and $1,989,565.  The Company has recorded an increase to cost of sales of $200,677 and $929,124 related to derivative contracts for the three and six months ended June 30, 2005.  The Company recorded an increase to cost of sales of $2,589,438 and a decrease to cost of sales of $1,211,649 related to derivative contracts for the three and six months ended June 30, 2004.

NOTE D – GOVERNMENT INCENTIVE PAYMENTS

The Company recognizes revenue from federal and state incentive payments when all requirements of the program have been met and payments are assured.  There was no revenue related to the incentive payments under the State of Wisconsin Producer Subsidy Payment program for the three months ended June 30, 2005.  The Company recorded revenue of $633,333 related to incentive payments under the State of Wisconsin Producer Subsidy Payment program for the six months ended June 30, 2005.  The Company recorded revenue of $333 related to this program for the three and six months ended June 30, 2004.

The Company recorded revenue of $16,369 and $75,981 related to incentive payments under the United States Department of Agriculture Commodity Credit Corporation’s Bioenergy Program (US CCC Program) for the three and six months ended June 30, 2005.  The Company recorded revenue of $302,420 and $1,457,094 related to incentive payments under the US CCC Program for the three and six months ended June 30, 2004.

NOTE E – COMMITMENTS

The Company had forward contracts to purchase approximately 3,377,000 and 3,280,000 bushels of corn at various prices at June 30, 2005 and December 31, 2004.

On June 29, 2005, the Company entered into various agreements to construct an approximately $25,000,000 (subject to customary adjustments) addition to the Company’s ethanol plant for the production of corn protein concentrate and corn germ.  The Company expects commercial production to begin May, 2006.  In addition, the Company entered into two marketing agreements with a third party: one for the sale of all the corn protein concentrate produced by the Company and the other for the sale of all corn germ produced by the Company.  These agreements expire on the fifth anniversary of the date of first commercial production.

The Company entered into various agreements to construct an unattended fuel station for the sale of ethanol blended fuels at the Company’s location in Monroe, Wisconsin at a cost of approximately $350,000.  The fuel station is expected to be completed in August, 2005.

NOTE F – RELATED PARTIES

The Company’s sole ethanol marketing company is a member of and has a representative on the Company’s Board of Directors.  Sales for the three and six months ended June 30, 2005 to the ethanol marketing company were $17,004,548 and $36,426,488.  Sales for the three and six months ended June 30, 2004 to the ethanol marketing company were $17,442,376 and $35,050,134.  Trade accounts receivable from the ethanol marketing company at June 30, 2005 and December 31, 2004 were $5,508,185 and $5,545,505.

In connection with the sales activities of the ethanol marketing company, the Company paid expenses to the ethanol marketing company of $972,402 and $2,401,202 for the three and six months ended June 30, 2005.  Expenses paid to the ethanol marketing company were $1,146,857 and $2,371,909 for the three and six months ended June 30, 2004.

NOTE G – LONG-TERM DEBT

The Company executed a new credit facility (the “Credit Facility”) with Agstar Financial Services, PCA (“Agstar”) dated June 22, 2005, which was held in escrow pursuant to a side agreement between the parties and entered into on June 29, 2005.  The Credit Facility is structured as two term loans in the aggregate amount of $15,491,087 (the “Term Loan”), a convertible loan in the amount of $20,000,000 (the “Convertible Loan”), and a revolving loan in the amount of $9,000,000 (the “Revolving Loan”), which Revolving Loan contains a $1,000,000 sub facility for issuing letters of credit.  The Credit Facility replaces the Company’s prior credit facility (the “Prior Facility”), and allows the Company to pay costs expected to be incurred under various agreements to construct an addition to the plant to produce corn protein concentrate (see note E) and to provide for operating capital.

The Term Loan is structured as two Promissory Notes in the original principal amounts of $5,891,087 (“Note #1”) and $9,600,000 (“Note #2”).  Note #1 and Note #2 bear interest at a variable rate equal to 3.25% above the LIBOR rate.  The Convertible Loan and the Revolving Loan bear interest at a variable rate equal to 3% above the LIBOR rate.  The Company has the option to convert Note #1, Note #2 and the Convertible Loan to fixed rate loans under certain conditions, and the interest rates for Note #1, Note #2, the Convertible Loan and the Revolving Loan are subject to adjustment based on certain capital conditions of the Company.

Borrowings under the Credit Facility are secured by substantially all of the assets of the Company.  The Credit Facility contains customary financial and other covenants, and includes customary restrictions on certain activities of the Company, such as incurring additional debt.  If an event of default, such as failure to make required payments or a failure to comply with covenants after any applicable grace period, were to occur under the Credit Facility, Agstar would be entitled to, among other remedies, declare all amounts outstanding under the facility immediately due and payable, and to enforce its security interest and mortgage on the assets of the Company.

At June 30, 2005, the Company has $15,491,087 outstanding under the Credit Facility and at December 31, 2004 the balance outstanding under the Prior Facility was $18,037,219.

NOTE H – RECLASSIFICATIONS

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

Derivatives

We enter into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn purchases, forward corn purchase contracts and forecasted ethanol sales.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts at June 30, 2005 and December 31, 2004 are recognized in the balance sheet at their fair market value.

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

At June 30, 2005 and December 31, 2004 no derivative contracts were designated as hedges and all changes in market value have been recognized through cost of sales.  We have recorded an increase to cost of sales of $200,677 and $929,124 related to derivative contracts for the three and six months ended June 30, 2005, respectively.  We have recorded an increase to cost of sales of $2,589,438 and a decrease to cost of sales of $1,211,649 related to derivative contracts for the three and six months ended June 30, 2004, respectively.

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

The below described Design-Build Agreement, License Agreement, Services Agreement, Protein Marketing Agreement and Credit Facility were executed by the Company; however, such documents were held in escrow pursuant to the terms of side agreements between the parties.  The side agreements provided that the documents would only be entered into upon the approval by the City of Monroe, Wisconsin (the “City”) of a subordination agreement by the City to Agstar Financial Services, PCA (“Agstar”) which subordinates the rights and remedies available to the City with respect to the Company’s obligations to the City pursuant to a mortgage and development agreement.  The approval of the City occurred on the evening of June 28, 2005 and the documents were entered into on June 29, 2005.

Design-Build Agreement and Related Documents

The Company has entered into the below agreements as part of a $25,000,000 (subject to customary adjustments) addition to the Company’s ethanol production facility located in Monroe, Wisconsin.

The Company executed an Agreement Between Owner and Design-Builder dated as of June 23, 2005, with AMG/GCI, LLC (the “Design-Build Agreement”), which was entered into on June 29, 2005.  Pursuant to the Design-Build Agreement, AMG/GCI, LLC will provide architectural, engineering, construction and management services for the design and subsequent construction of an addition to the Company’s ethanol production facility located in Monroe, Wisconsin that incorporates certain processes and technology licensed to the Company by CVP, LLC, a Wisconsin limited liability company (“CVP”).  The parties to the Design-Build Agreement expect the construction of the addition to the Company’s facility to be completed by May, 2006.  Once completed, this addition to our facility is expected to improve the efficiency of the Company’s ethanol production process and allow the Company to produce corn protein concentrate and corn germ.

The Company executed a License Agreement dated as of June 23, 2005 with CVP (the “License Agreement”), which was entered into on June 29, 2005.  Pursuant to the License Agreement, CVP will provide the Company with a license to use certain technologies (the “Licensed Technologies”) owned by CVP in the construction and operation of the addition to the Company’s plant that will be built pursuant to the Design-Build Agreement.  The license provided under the License Agreement is irrevocable and perpetual.

The Company executed a Services and Guarantee Agreement dated as of June 23, 2005 with CVP (the “Services Agreement”), which was entered into on June 29, 2005.  Pursuant to the Services Agreement, CVP will provide the Company with certain engineering and other services in connection with the License Agreement and the Design-Build Agreement, including performance guarantees for the Licensed Technologies.

Product Marketing Agreement

The Company executed a Corn Protein Concentrate Marketing Agreement with Quality Technology International, Inc. (“QTI”) dated as of June 23, 2005 (the “Protein Marketing Agreement”), which was entered into on June 29, 2005.  Pursuant to the Protein Marketing Agreement, QTI will purchase and market 100% of the Company’s production and output of corn protein concentrate from the Company’s plant in Monroe, Wisconsin as the Company’s exclusive purchaser and marketer of such corn protein concentrate.  The Protein Marketing Agreement will be effective for a period ending five years after the date of the first commercial production of corn protein concentrate by the Company, which commercial production is estimated to begin in May, 2006.  The Company will pay QTI an agreed upon fee to reimburse QTI for sales, marketing and logistical expenses.  The Protein Marketing Agreement is subject to customary terms and conditions, including certain early termination rights.

The Company executed a Corn Germ Marketing Agreement (the “Germ Marketing Agreement”) dated July 7, 2005 with QTI.  Pursuant to the Germ Marketing Agreement, QTI will purchase and market 100% of the Company’s production and output of corn germ from the Company’s plant in Monroe, Wisconsin as the Company’s exclusive purchaser and marketer of such corn germ.  The Germ Marketing Agreement will be effective for a period ending five years after the date of the first commercial production of corn germ by the Company, which commercial production is estimated to begin in May, 2006.

Credit Facility

The Company executed a new credit facility (the “Credit Facility”) with Agstar dated as of June 22, 2005, which Credit Facility was entered into on June 29, 2005.  The Credit Facility is structured as two term loans in the aggregate amount of $15,491,087 (the “Term Loan”), a convertible loan in the amount of $20,000,000 (the “Convertible Loan”), and a revolving loan in the amount of $9,000,000 (the “Revolving Loan”), which Revolving Loan contains a $1,000,000 sub facility for issuing letters of credit.  The Credit Facility replaces the Company’s prior credit facility (the “Prior Facility”), and allows the Company to pay in full the amounts owed by the Company to First National Bank of Omaha, to pay costs incurred by the Company under the Design-Build Agreement and related agreements, and to provide for operating capital.

The Term Loan is structured as to two Promissory Notes in the original principal amounts of $5,891,087 (“Note #1”) and $9,600,000 (“Note #2”).  Note #1 and  Note #2 bear interest at a variable rate equal to 3.25% above the LIBOR rate.  The Convertible Loan and the Revolving Loan bear interest at a variable rate equal to 3% above the LIBOR rate.  The Company has the option to convert Note #1, Note #2 and the Convertible Loan to fixed rate loans under certain conditions, and the interest rates for Note #1, Note #2, the Convertible Loan and the Revolving Loan are subject to adjustment based on certain capital conditions of the Company.

Borrowings under the Credit Facility are secured by substantially all of the assets of the Company.  The Credit Facility contains customary financial and other covenants, and includes customary restrictions on certain activities of the Company, such as incurring additional debt.  If an event of default, such as failure to make required payments or a failure to comply with covenants after any applicable grace period, were to occur under the Credit Facility, Agstar would be entitled to, among other remedies, declare all amounts outstanding under the facility immediately due and payable, and to enforce its security interest and mortgage on the assets of the Company.

Smart Station

The Company has entered into various agreements to construct an ethanol fuel station (“E85 Fuel Station”) at the Company’s location in Monroe, Wisconsin at a cost of approximately $350,000.  The fuel station is expected to be completed in August, 2005 and will sell fuel to the public in either 10% ethanol or 85% ethanol blends (with the balance made up of gasoline).  The Company is also considering expanding our fuel offering to ethanol blended diesel fuel as well.

Spring Valley Ventures

On August 4th, 2005, the Company loaned approximately $2,585,000 (the “Loan”) to Spring Valley Ventures, LLC, a Wisconsin limited liability company (“Spring Valley Ventures”).  On August 5, 2005, the Company acquired all of the capital interests of Spring Valley Ventures for the amount of $103,360 and converted the Loan into equity interests in Spring Valley Ventures, which is now a wholly owned subsidiary of the Company.  The Company acquired Spring Valley Ventures in order to provide additional corn storage and direct access to corn supply for the Company’s ethanol plant.

Results of Operations for the Three Months Ended June 30, 2005 and 2004

The following table shows the results of our operations and the percentages of sales and revenues, cost of sales, operating expenses and other items to total sales and revenues in our statements of operations for the three months ended June 30, 2005 and 2004:

	June 30, 2005		June 30, 2004
	Amount	%	Amount	%
Sales and revenues	$22,629,981	100.0	$22,318,528	100.0
Cost of sales	19,138,324	84.6	21,201,124	95.0
Gross margin	3,491,657	15.4	1,117,404	5.0

Selling, general and administrative expenses	1,195,431	5.3	754,415	3.4

Operating income	2,296,226	10.1	362,989	1.6

Interest expense	(273,547)	(1.2)	(325,112)	(1.5)
Interest income	4,292	0.0	2,462	0.0

Net income	$2,026,971	8.9	$40,339	0.2

Sales and Revenues

Our sales and revenues are divided into five categories based upon the source from which they are derived:  sales of ethanol, sales of distillers grains, marketing corn, sales of carbon dioxide and ethanol incentive payments.  For the quarters ended June 30, 2005 and 2004, we derived approximately 75.2% and 78.2% of our sales and revenues from the sale of ethanol.  Approximately 12.8% and 18.4% of our sales and revenues were derived from the sale of distillers grains for the three months ended June 30, 2005 and 2004.  The marketing of corn accounted for approximately 11.1% and 2.0% of our sales and revenues for the three months ended June 30, 2005 and 2004.  Sales of carbon dioxide accounted for .8% of sales for the quarter ended June 30, 2005.  There were no sales of carbon dioxide for the quarter ended June 30, 2004.  Ethanol support payments from the federal and state governments accounted for .1% and 1.4% of sales and revenues for the three months ended June 30, 2005 and 2004.  The ethanol support revenue amounted to $16,369 and $302,753 for the three months ended June 30, 2005 and 2004.  The federal support payment is based on increases in the production of ethanol over the same prior year period.  The state support payment is based on the production of ethanol within the State of Wisconsin.  We expect to maintain production at approximately current levels for the remainder of the year.

Cost of Sales

Our cost of sales as a percentage of sales and revenues were 84.6% and 95.0% for the three months ended June 30, 2005 and 2004.  Cost of sales decreased by $2,062,800 for the three months ended June 30, 2005, compared to the same time period in 2004.  The decrease in cost of sales for the three months ended June 30, 2005 is primarily due to fluctuations in price in the underlying input commodities and therefore the value of the related hedging instruments.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses as a percentage of sales and revenues were 5.3% and 3.4% for the three months ended June 30, 2005 and 2004.  The increase in our selling, general and administrative expenses is due primarily to the write-off of approximately $435,000 of the unamortized balance of financing costs from the original construction financing.  The Company refinanced our existing debt on June 29, 2005.  We expect our selling, general and administrative expenses to remain constant and keep pace with production and sales.

Interest Expense and Income

Our interest expense as a percentage of sales and revenues were 1.2% and 1.5% for the three months ended June 30, 2005 and 2004. Our interest expense has decreased as our debt has been paid down.

Results of Operations for the Six Months Ended June 30, 2005 and 2004

The following table shows the results of our operations and the percentages of sales and revenues, cost of sales, operating expenses and other items to total sales and revenues in our statements of operations for the six months ended June 30, 2005 and 2004:

	June 30, 2005		June 30, 2004
	Amount	%	Amount	%
Sales and revenues	$47,312,702	100.0	$45,750,271	100.0
Cost of sales	38,567,843	81.5	35,403,648	77.4
Gross margin	8,744,859	18.5	10,346,623	22.6

Selling, general and administrative expenses	1,963,609	4.2	1,494,057	3.3

Operating income	6,781,250	14.3	8,852,566	19.3

Interest expense	(567,042)	(1.2)	(694,747)	(1.5)
Interest income	17,897	0.0	7,405	0.0

Net income	$6,232,105	13.1	$8,165,224	17.8

Sales and Revenues

Our sales and revenues are divided into five categories based upon the source from which they are derived:  sales of ethanol, sales of distillers grains, marketing corn, sales of carbon dioxide and ethanol incentive payments.  For the six months ended June 30, 2005 and 2004, we derived approximately 77.1% and 76.6% of our sales and revenues from the sale of ethanol.  Approximately 12.7% and 18.0% of our sales and revenues were derived from the sale of distillers grains for the six months ended June 30, 2005 and 2004.  The marketing of corn accounted for approximately 8.2% and 1.6% of our sales and revenues for the six months ended June 30, 2005 and 2004.  Sales of carbon dioxide accounted for .7% of sales and revenues for the six months ended June 30, 2005.  There were no sales of carbon dioxide for the six months ended June 30, 2004.  Ethanol support payments from the federal and state governments accounted for 1.3% and 3.2% of sales and revenues for the six months ended June 30, 2005 and 2004.  The ethanol support revenue amounted to $709,314 and $1,457,427 for the six months ended June 30, 2005 and 2004.  The federal support payment is based on increases in the production of ethanol over the same prior year period.  The state support payment is based on the production of ethanol within the State of Wisconsin.  We expect to maintain production at approximately current levels for the remainder of the year.

Cost of Sales

Our cost of sales as a percentage of sales and revenues were 81.5% and 77.4% for the six months ended June 30, 2005 and 2004.  Cost of sales increased by $3,164,195 for the six months ended June 30, 2005, compared to the same time period in 2004, due to changes in the fair value of our derivative contracts.  Approximately $2.1 million of the increase in cost of sales for the six months ended June 30, 2005 is due primarily to fluctuations in the price of the underlying input commodities and, therefore, the value of the related hedging instruments.  The remaining dollar difference in cost of sales for the six months ended June 30, 2005 compared to the same time period in 2004 is primarily due to an increase in sales.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses as a percentage of sales and revenues were 4.2% and 3.3% for the six months ended June 30, 2005 and 2004.  The increase in our selling, general and administrative expenses is due primarily to the write-off of approximately $435,000 of the unamortized balance of financing costs from the original construction financing.  The Company refinanced our existing debt on June 29, 2005.  We expect our selling, general and administrative expenses to remain constant and keep pace with production and sales.

Interest Expense and Income

Our interest expense as a percentage of sales and revenues were 1.2% and 1.5% for the six months ended June 30, 2005 and 2004. Our interest expense has decreased as our debt has been paid down.

Liquidity and Capital Resources

As of June 30, 2005, we had cash and cash equivalents of $895,255, current assets of $9,993,327 and available unused revolving loan of $9,000,000.  For the six months ended June 30, 2005, cash provided by operating activities was $7,605,739, cash paid for property and equipment was $105,267 and cash used in financing activities was $10,412,600.

On June 29, 2005, the Company entered into a the Credit Facility with Agstar.  The Credit Facility is structured as two term loans in the aggregate amount of $15,491,087 (the “Term Loan”), a convertible loan in the amount of $20,000,000 (the “Convertible Loan”), and a revolving loan in the amount of $9,000,000 (the “Revolving Loan”), which Revolving Loan contains a $1,000,000 sub facility for issuing letters of credit.  The Credit Facility replaces the Company’s prior credit facility with First National Bank of Omaha (the “Prior Facility”), and allows the Company to pay in full the amounts owed by the Company to First National Bank of Omaha, to pay expenses incurred by the Company under the Design-Build Agreement (as defined below) and related agreements, and to provide for operating capital.

The Term Loan is structured as two Promissory Notes in the original principal amounts of $5,891,087 (“Note #1”) and $9,600,000 (“Note #2”).  Note #1 and  Note #2 bear interest at a variable rate equal to 3.25% above the LIBOR rate. The Convertible Loan and the Revolving Loan bear interest at a variable rate equal to 3% above the LIBOR rate.  The Company has the option to convert Note #1, Note #2 and the Convertible Loan to fixed rate loans under certain conditions, and the interest rates for Note #1, Note #2, the Convertible Loan and the Revolving Loan are subject to adjustment based on certain capital conditions of the Company.

Borrowings under the Credit Facility are secured by substantially all of the assets of the Company.  The Credit Facility contains customary financial and other covenants, and includes customary restrictions on certain activities of the Company, such as incurring additional debt.  If an event of default, such as failure to make required payments or a failure to comply with covenants after any applicable grace period, were to occur under the Credit Facility, Agstar would be entitled to, among other remedies, declare all amounts outstanding under the facility immediately due and payable, and to enforce its security interest and mortgage on the assets of the Company.

As described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we anticipate that capital expenditures for the next year will be approximately $25,000,000 for the construction of the build-out of our facility and approximately $350,000 for the construction of the E85 Fuel Station.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates.  Exposure to interest rate risk results from holding our credit agreements.  The specifics of each credit agreement are discussed in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  A hypothetical 1% increase in interest rates applied to exposed liabilities as of June 30, 2005 would result in additional interest expense of approximately $75,000 for the remainder of 2005.

Commodity Price Risk

We are also exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process, and the sale of ethanol.  We seek to minimize the risks from fluctuations in the prices of corn through the use of hedging instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they do not qualify for hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of sales.  For example, we would generally expect that a 10% increase in the cash price of corn would produce a $520,000 increase in the fair value of our derivative instruments based on our positions at June 30, 2005.  Whereas a 10% decrease in the cash price of corn would produce a $520,000 decrease in the fair value of our derivative instruments based on our positions at June 30, 2005.

The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  As of June 30, 2005, the fair value of our derivative instruments for corn and ethanol was a liability in the amount of $85,768.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or ethanol.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

We estimate that our expected corn usage is approximately 18.5 million bushels per year for the production of 50 million gallons of ethanol.  As of June 30, 2005, we have cash, futures, and option contract price protection in place for 23% of our expected corn usage through June, 2006.  We have 16% of our expected corn usage protected by cash purchase contracts through June, 2006.  As we move forward, additional protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects but are expected to produce long-term positive growth for the Company.  Our current corn hedge position is based upon the amount of ethanol that we have currently sold for future delivery.  This protects us against an increase in the variable price of our corn purchased against a fixed sales price of our ethanol sold.  We intend to continue our hedging strategy based upon ethanol sales and market conditions.  At present, certain areas of Midwest corn producing regions have experienced drought conditions.  A significant reduction in the quantity of corn harvested this fall due to adverse weather conditions, disease or other factors could result in increased corn costs with adverse financial consequences to us.

To manage our ethanol price risk, our hedging strategy is designed to establish a price ceiling and floor for our ethanol sales.  We have taken a net short position on our exchange traded futures and options contracts, which allows us to offset increases or decreases in the market price of ethanol.  The upper limit of loss on our futures contracts is the difference between the contract price and the cash market price of ethanol at the time of the execution of the contract.  At present, the price of gasoline has substantially increased and the price of ethanol has also increased in price.  In the future, we may not be able to sell ethanol at a favorable price relative to gasoline prices, we also may not be able to sell ethanol at prices equal to or more than our current price.  This would limit our ability to offset our costs of production.  Currently, we are attempting to lock in favorable prices through forward contracting.

As of June 30, 2005, we have forward cash contract price protection in place for 41% of our expected ethanol production through June, 2006.  As we move forward, additional protection may be necessary.  As ethanol prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  As we move forward into summer, additional price protection may be required.  Depending on energy market movements, crop prospects and weather, these price protection positions may cause short-term adverse effects but are expected to produce long-term positive growth for the Company.

To manage our natural gas price risk, we entered into a natural gas purchase agreement with our supplier to supply us with natural gas, fixing the price at which we purchase natural gas.  We estimate that we have forward contracts in place for approximately 50% of our natural gas needs through August, 2005.  The forward contracts provide for approximately 25% higher gas prices for 2005 than for 2004.  The price of natural gas has risen substantially over the last several months and our strategy has been to purchase natural gas as the opportunities arise to protect a favorable market.  However, we believe that the price of natural gas could drop in the future and are hoping to take advantage of such lower prices.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2005 (the “Evaluation Date”), have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a.                                       Exhibits

Exhibit 10.1	Loan Agreement, dated June 22, 2005 by and among Badger State Ethanol, LLC and Agstar Financial Services, PCA, and the related Promissory Notes, Convertible Note and Revolving Note

Exhibit 10.2	Agreement Between Owner and Design-Builder, dated June 23, 2005, by and between Badger State Ethanol, LLC and AMG/GCI, LLC

Exhibit 10.3	License Agreement, dated June 23, 2005, by and between Badger State Ethanol, LLC and CVP, LLC *

Exhibit 10.4	Services and Guarantee Agreement, dated June 23, 2005, by and between Badger State Ethanol, LLC and CVP, LLC *

Exhibit 10.5	Corn Protein Concentrate Marketing Agreement, dated June 23, 2005, by and between Badger State Ethanol, LLC and Quality Technology International, Inc. *

Exhibit 10.6	Corn Germ Marketing Agreement, dated July 7, 2005, by and between Badger State Ethanol, LLC and Quality Technology International, Inc. *

Exhibit 10.7	Membership Interest Purchase Agreement dated August 5, 2005, by and between Badger State Ethanol, LLC and Farm City Elevator, Inc.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-

Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.

b.                                      Reports on Form 8-K.

Current report on Form 8-K, dated June 29, 2005, containing a description of new material definitive agreements entered into by the Company, and a current report on Form 8-K, dated July 21, 2005 containing a copy of the Company’s newsletter.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BADGER STATE ETHANOL, LLC

Date:	August 12, 2005	By:	/s/ Gary L. Kramer
Gary L. Kramer
President and General Manager