Form 10-Q
period 2005-09-30
BADGER STATE ETHANOL LLC
filed 2005-11-14
CIK 1128546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 333-50568

BADGER STATE ETHANOL, LLC

(Exact name of registrant as specified in its charter)

WISCONSIN	39-1996522
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of November 14, 2005, the Company has issued 19,774 Class A member units.

BADGER STATE ETHANOL, LLC

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED

September 30, 2005

Part I – Financial Information

Item 1.  Consolidated Financial Statements (Unaudited)

BADGER STATE ETHANOL, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$149,611	$3,807,383
Accounts receivable:
Trade	6,250,887	5,896,669
Government incentive payments	-	100,000
Inventories	3,191,357	2,513,357
Margin deposits	271,297	2,191,259
Derivative contracts	74,070	-
Other assets	68,516	189,615

Total current assets	10,005,738	14,698,283

PROPERTY AND EQUIPMENT, at cost
Plant buildings and equipment	50,769,905	47,880,729
Land improvements	1,609,737	1,398,917
Office buildings and equipment	499,467	476,467
	52,879,109	49,756,113
Less accumulated depreciation and amortization	6,540,182	4,780,896
	46,338,927	44,975,217
Construction in progress	3,141,532	-
	49,480,459	44,975,217
OTHER ASSETS
Intangible assets	248,000	-
Other	237,320	528,106
	485,320	528,106

TOTAL ASSETS	$59,971,517	$60,201,606

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$1,497,751	$3,409,246
Accounts payable	2,581,992	1,700,616
Accrued liabilities	659,584	1,064,232
Derivative contracts	-	1,989,565
Deferred revenue	550,480	329,569

Total current liabilities	5,539,807	8,493,228

LONG-TERM DEBT, less current maturities	18,521,298	17,635,157

COMMITMENTS	-	-

MEMBERS’ EQUITY
Members’ contributions	17,859,787	17,859,787
Retained earnings	18,300,625	16,213,434
	36,160,412	34,073,221

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$59,971,517	$60,201,606

The accompanying notes are an integral part of these condensed consolidated statements.

BADGER STATE ETHANOL, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Sales and revenues	$24,792,787	$24,032,104	$72,105,489	$69,782,375
Cost of sales	20,187,188	22,686,205	58,755,031	58,089,853
Gross margin	4,605,599	1,345,899	13,350,458	11,692,522

Selling, general and administrative expenses	767,769	724,494	2,389,902	2,218,552

Operating income	3,837,830	621,405	10,960,556	9,473,970

Interest expense	(315,889)	(313,036)	(1,224,407)	(1,007,783)
Interest income	5,457	3,826	23,354	11,231

Net income	$3,527,398	$312,195	$9,759,503	$8,477,418

Net income per unit – basic and diluted	$178.39	$15.79	$493.55	$428.72

Weighted average units outstanding – basic and diluted	19,774	19,774	19,774	19,774

The accompanying notes are an integral part of these condensed consolidated statements.

BADGER STATE ETHANOL, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30, 2005	Nine months ended September 30, 2004

Cash flows from operating activities
Net income	$9,759,503	$8,477,418
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,130,994	1,824,382
Changes in operating assets and liabilities:
Trade accounts receivable	(354,218)	(1,613,177)
Government incentive payments receivable	100,000	812,426
Inventories	(678,000)	757,869
Margin deposits	1,919,962	(1,378,259)
Other assets	121,099	458,690
Derivative contracts	(2,063,635)	2,036,061
Accounts payable	881,376	351,223
Accrued liabilities	(404,648)	(428,191)
Deferred revenue	220,911	-
Net cash provided by operating activities	10,633,344	11,298,442

Cash flows used in investing activities
Cost of property and equipment	(5,095,640)	(1,203,200)
Payments for intangible assets	(248,000)	-
Net cash used in investing activities	(5,343,640)	(1,203,200)

Cash flows from financing activities
Payments of financing fees	(249,810)	-
Proceeds from long-term debt financing	17,487,216	-
Payment of dividends	(7,672,312)	(4,943,500)
Payments on long-term debt financing	(18,512,570)	(5,223,077)

Net cash used in financing activities	(8,947,476)	(10,166,577)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,657,772)	(71,335)

Cash and cash equivalents at beginning of period	3,807,383	1,810,490

Cash and cash equivalents at end of period	$149,611	$1,739,155

Supplemental disclosure of cash flow information:
Interest paid	$1,063,005	$1,083,224

The accompanying notes are an integral part of these condensed consolidated statements.

BADGER STATE ETHANOL, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Badger State Ethanol, LLC (the “Company”) operates an ethanol plant in Wisconsin that began operations in October 2002.  The Company sells its production of ethanol and related products domestically and operates in one business segment.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction the Company’s audited financial statements for the year ended December 31, 2004, contained in the Company’s annual report on Form 10-KSB for 2004.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated.  The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results expected for the full year.

NOTE B – ACQUISITION

On August 4, 2005, the Company loaned approximately $2,585,000 (the “Loan”) to Spring Valley Ventures, LLC, a Wisconsin limited liability company (“Spring Valley Ventures”).  On August 5, 2005, the Company acquired all of the capital interests of Spring Valley Ventures for approximately $103,000 and converted the Loan into equity interests in Spring Valley Ventures, which is now a wholly-owned subsidiary of the Company.  The Company acquired Spring Valley Ventures in order to provide additional corn storage and direct access to corn supply for the Company’s ethanol plant.  The acquisition price has been allocated to land and building equipment on the balance sheet.

NOTE C - INVENTORIES

Inventories consist of the following:

	September 30, 2005	December 31, 2004
Raw materials	$1,762,683	$1,244,352
Work-in-process	391,389	355,202
Finished goods	1,037,285	913,803

Total inventories	$3,191,357	$2,513,357

NOTE D – DERIVATIVE INSTRUMENTS

The Company enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn purchases, forward corn purchase contracts and forecasted ethanol sales.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts at September 30, 2005 and December 31, 2004 are recognized in the balance sheets at their fair market value.

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

At September 30, 2005 and December 31, 2004 no derivative contracts were designated as hedges and all changes in market value have been recognized through cost of sales. The amount recorded for derivative contracts at September 30, 2005 was an asset of $74,070 and at December 31, 2004 was a liability of $1,989,565.  The Company recorded a decrease to cost of sales of $71,545 and an increase to cost of sales of $857,579 related to derivative contracts for the three and nine months ended September 30, 2005.  The Company recorded an increase to cost of sales of $3,009,002 and $1,797,353 related to derivative contracts for the three and nine months ended September 30, 2004.

NOTE E – GOVERNMENT INCENTIVE PAYMENTS

The Company recognizes revenue from federal and state incentive payments when all requirements of the program have been met and payments are assured.  The Company recorded no revenue and $633,333 related to incentive payments under the State of Wisconsin Producer Subsidy Payment program for the three and nine months ended September 30, 2005.  The Company recorded no revenue and $333 related to incentive payments under the State of Wisconsin Producer Subsidy Payment program for the three and nine months ended September 30, 2004.

The Company recorded revenue of $67,246 and $143,227 related to incentive payments under the United States Department of Agriculture Commodity Credit Corporation’s Bioenergy Program (the “US CCC Program”) for the three and nine months ended September 30, 2005.  The Company recorded revenue of $358,020 and $1,815,114 related to incentive payments under the US CCC Program for the three and nine months ended September 30, 2004.

NOTE F – COMMITMENTS

The Company had forward contracts to purchase approximately 3,200,000 and 3,280,000 bushels of corn at various prices at September 30, 2005 and December 31, 2004.

On June 29, 2005, the Company entered into various agreements to construct an approximately $25,000,000 (subject to customary adjustments) addition to the Company’s ethanol plant for the production of corn protein concentrate and corn germ.  The Company expects commercial production to begin July 2006.  In addition, the Company entered into two marketing agreements with a third party: one for the sale of all corn protein concentrate produced by the Company and the other for the sale of all corn germ produced by the Company.  These agreements expire on the fifth anniversary of the date of first commercial production.  As of September 30, 2005, $3,141,352 of the total commitment is included in construction in progress.

In addition, the Company executed a License Agreement dated as of June 23, 2005 with a third-party (the “License Agreement”), which was entered into on June 29, 2005.  Pursuant to the License Agreement, the Company will license certain technologies to use in the construction and operation of the addition to the Company’s plant.  The license provided under the License Agreement is irrevocable and perpetual.

NOTE G - RELATED PARTIES

The Company’s sole ethanol marketing company is a member of and has a representative on the Company’s Board of Directors.  Sales for the three and nine months ended September 30, 2005 to the ethanol marketing company were $19,503,997 and $55,930,485.  Sales for the three and nine months ended September 30, 2004 to the ethanol marketing company were $18,683,742 and $53,733,876.  Trade accounts receivable from the ethanol marketing company at September 30, 2005 and December 31, 2004 were $5,658,084 and $5,545,505.

In connection with the sales activities of the ethanol marketing company, the Company paid expenses to the ethanol marketing company of $1,041,281 and $3,442,483 for the three and nine months ended September 30, 2005.  Expenses paid to the ethanol marketing company were $1,121,098 and $3,493,007 for the three and nine months ended September 30, 2004.

NOTE H – LONG-TERM DEBT

The Company executed a credit facility (the “Credit Facility”) with Agstar Financial Services, PCA (“Agstar”) dated June 22, 2005, which was held in escrow pursuant to an agreement between the parties and entered into on June 29, 2005.  The Credit Facility is structured as two term loans in the aggregate amount of $15,491,087 (the “Term Loan”), a convertible loan in the amount of $20,000,000 (the “Convertible Loan”), and a revolving loan in the amount of $9,000,000 (the “Revolving Loan”).  The Credit Facility replaces the Company’s prior credit facility (the “Prior Facility”), and allows the Company to pay costs expected to be incurred under various agreements to construct an addition to the plant to produce corn protein concentrate and corn germ (see note F) and to provide for operating capital.

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

Borrowings under the Credit Facility are secured by substantially all of the assets of the Company.  The Credit Facility contains customary financial and other covenants, and includes customary restrictions on certain activities of the Company, such as incurring additional debt.  If an event of default, such as failure to make required payments or a failure to comply with covenants after any applicable grace period, were to occur under the Credit Facility, “Agstar” would be entitled to, among other remedies, declare all amounts outstanding under the facility immediately due and payable, and to enforce its security interest and mortgage on the assets of the Company.  The Company was in compliance with these covenants at September 30, 2005.

At September 30, 2005, the Company has $15,311,271 outstanding under the Term Loan, $1,746,129 under the Convertible Loan and $250,000 outstanding under the Revolving Loan.  At December 31, 2004 the balance outstanding under the Prior Facility was $18,037,219.

NOTE I – RECLASSIFICATIONS

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

Derivatives

We enter into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn purchases, forward corn purchase contracts and forecasted ethanol sales.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts at September 30, 2005 and December 31, 2004 are recognized in the balance sheet at their fair market value.

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

At September 30, 2005 and December 31, 2004 no derivative contracts were designated as hedges and all changes in market value have been recognized through cost of sales.  We have recorded a decrease to cost of sales of $71,545 and an increase to cost of sales of $857,579 related to derivative contracts for the three and nine months ended September 30, 2005.  We recorded an increase to cost of sales of $3,009,002 and $1,797,353 related to derivative contracts for the three and nine months ended September 30, 2004.

Summary

We are primarily engaged in the production and sale of fuel grade ethanol.  We have an annual capacity to process between approximately 18 to 19 million bushels of corn into between approximately 50 to 52 million gallons of ethanol.  In addition, we sell distillers grains, a principal by-product of the ethanol-production process, which we sell as distillers modified wet grains and distillers dried grains.  We also sell carbon dioxide to third parties.  Also, as of October, 2005, we completed construction of our Smart Station retail fuel station and began selling ethanol based fuel (both 10% ethanol and 85% ethanol) to retail consumers.

Facility Addition

On August 30, 2005, we submitted an Air Pollution Control Construction Permit application to the Wisconsin Department of Natural Resources (“WDNR”) to authorize changes to our facility to implement the construction of the facility addition.  We received our Air Pollution Control Construction Permit from the WDNR on November 1, 2005.  We are required to conduct air emissions testing on our facility once the construction is complete to demonstrate compliance with the emission limitations on the Construction Permit.  Following successful completion of this air emissions testing we will be issued an Air Pollution Operation Permit.

On November 2, 2005 we began the construction of our facility addition.  We anticipate that the construction of the facility addition will be completed by approximately July, 2006.  We estimate capital expenditures for the construction of the addition to our facility will be approximately $25,000,000.

Smart Station

The Company, in October, 2005, completed construction of an ethanol retail fuel station at the Company’s location in Monroe, Wisconsin at a cost of approximately $425,000.  We had previously estimated our budget for this project at $350,000.  The fuel station sells fuel to the public in either 10% ethanol or 85% ethanol blends (with the balance made up of gasoline).

Results of Operations for the Three Months Ended September 30, 2005 and 2004

The following table shows the results of our operations and the percentages of sales and revenues, cost of sales, operating expenses and other items to total sales and revenues in our statements of operations for the three months ended September 30, 2005 and 2004:

	September 30, 2005		September 30, 2004
	Amount	%	Amount	%
Sales and revenues	$24,792,787	100.0	$24,032,104	100.0
Cost of sales	20,187,188	81.4	22,686,205	94.4
Gross margin	4,605,599	18.6	1,345,899	5.6

Selling, general and administrative expenses	767,769	3.1	724,494	3.0

Operating income	3,837,830	15.5	621,405	2.6

Interest expense	(315,889)	(1.3)	(313,036)	(1.3)
Interest income	5,457	0.0	3,826	0.0

Net income	$3,527,398	14.2	$312,195	1.3

Sales and Revenues

Our sales and revenues are divided into five categories based upon the source from which they are derived:  sales of ethanol, sales of distillers grains, marketing corn, sales of carbon dioxide and ethanol incentive payments.  For the quarters ended September 30, 2005 and 2004, we derived approximately 78.7% and 77.7% of our sales and revenues from the sale of ethanol.  Approximately 12.7% and 17.4% of our sales and revenues were derived from the sale of distillers grains for the three months ended September 30, 2005 and 2004.  The decrease in revenue from distillers grains is caused by a reduction in the retail price due to an over abundance of supplies and the low cost of corn, a substitute feed.  The marketing of corn accounted for approximately 7.5% and 2.9% of our sales and revenues for the three months ended September 30, 2005 and 2004.  The increase in revenue from corn is caused by the over abundance of corn in the immediate area of our plant, allowing us to economically sell corn by rail to markets without the same supply abundance.  Sales of carbon dioxide accounted for .8% and .5% of sales for the quarters ended September 30, 2005 and 2004.  Ethanol support payments from the federal and state governments accounted for .3% and 1.5% of sales and revenues for the three months ended September 30, 2005 and 2004.  The ethanol support revenue amounted to $67,246 and $358,020 for the three months ended September 30, 2005 and 2004.  The federal support payment is based on increases in the production of ethanol over the same prior year period.  The state support payment is based on the production of ethanol within the State of Wisconsin.  We expect to maintain production at approximately current levels for the remainder of the year.

Cost of Sales

Our cost of sales as a percentage of sales and revenues decreased to 81.4% for the three months ended September 30, 2005 from 94.4% for the three months ended September 30, 2004.   The decrease in cost of sales for the three months ended September 30, 2005 is primarily due to fluctuations in price in the underlying input commodities.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses as a percentage of sales and revenues were 3.1% and 3.0% for the three months ended September 30, 2005 and 2004.  We expect our selling, general and administrative expenses to remain constant and keep pace with production and sales.

Interest Expense and Income

Our interest expense as a percentage of sales and revenues were 1.3% and 1.3% for the three months ended September 30, 2005 and 2004.  Our interest expense has remained unchanged as our debt is comparable.

Results of Operations for the Nine Months Ended September 30, 2005 and 2004

The following table shows the results of our operations and the percentages of sales and revenues, cost of sales, operating expenses and other items to total sales and revenues in our statements of operations for the nine months ended September 30, 2005 and 2004:

	September 30, 2005		September 30, 2004
	Amount	%	Amount	%
Sales and revenues	$72,105,489	100.0	$69,782,375	100.0
Cost of sales	58,755,031	81.5	58,089,853	83.2
Gross margin	13,350,458	18.5	11,692,522	16.8

Selling, general and administrative expenses	2,389,902	3.3	2,218,552	3.2

Operating income	10,960,556	15.2	9,473,970	13.6

Interest expense	(1,224,407)	(1.7)	(1,007,783)	(1.4)
Interest income	23,354	0.0	11,231	0.0

Net income	$9,759,503	13.5	$8,477,418	12.2

Sales and Revenues

Our sales and revenues are divided into five categories based upon the source from which they are derived:  sales of ethanol, sales of distillers grains, marketing corn, sales of carbon dioxide and ethanol incentive payments.  For the nine months ended September 30, 2005 and 2004, we derived approximately 77.6% and 77.0% of our sales and revenues from the sale of ethanol.  Approximately 12.7% and 17.8% of our sales and revenues were derived from the sale of distillers grains for the nine months ended September 30, 2005 and 2004.  The decrease in revenue from distillers grains is cause by a reduction in the retail price due to an over abundance of supplies and the low cost of corn, a substitute feed.  The marketing of corn accounted for approximately 7.9% and 2.4% of our sales and revenues for the nine months ended September 30, 2005 and 2004.  The increase in revenue from corn is caused by the over abundance of corn in the immediate area of our plant, allowing us to economically sell corn to markets without the same supply abundance.  Sales of carbon dioxide accounted for .7% and .2% of sales and revenues for the nine months ended September 30, 2005 and 2004.  Ethanol support payments from the federal and state governments accounted for 1.1% and 2.6% of sales and revenues for the nine months ended September 30, 2005 and 2004.  The ethanol support revenue amounted to $776,560 and $1,815,447 for the nine months ended September 30, 2005 and 2004.  The federal support payment is based on increases in the production of ethanol over the same prior year period.  The state support payment is based on the production of ethanol within the State of Wisconsin.  We expect to maintain production at approximately current levels for the remainder of the year.

Cost of Sales

Our cost of sales as a percentage of sales and revenues decreased to 81.5% for the nine months ended September 30, 2005 from 83.2% for the nine months ended September 30, 2004.  Cost of sales increased by $665,178 for the nine months ended September 30, 2005, compared to the same time period in 2004, due to an increase in production.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses as a percentage of sales and revenues were 3.3% and 3.2% for the nine months ended September 30, 2005 and 2004.  We expect our selling, general and administrative expenses to remain constant and keep pace with production and sales.

Interest Expense and Income

Our interest expense as a percentage of sales and revenues were 1.7% and 1.4% for the nine months ended September 30, 2005 and 2004.  The increase in our interest expense is due primarily to a one-time write-off of the original plant construction financing costs when we refinanced our existing debt and financed the plant.  Our interest expense is expected to decrease in the near future as our debt has been paid down.

Liquidity and Capital Resources

As of September 30, 2005, we had cash and cash equivalents of $149,611, current assets of $10,005,738 and available unused revolving loan of $8,750,000.  For the nine months ended September 30, 2005, cash provided by operating activities was $10,633,344, cash paid for property, equipment and intangible assets was $5,343,640 and cash used in financing activities was $8,947,476.

On June 29, 2005, the Company entered into the Credit Facility with AgStar.  The Credit Facility is structured as two term loans in the aggregate amount of $15,491,087 (the “Term Loan”), a convertible loan in the amount of $20,000,000 (the “Convertible Loan”), and a revolving loan in the amount of $9,000,000 (the “Revolving Loan”).  The Credit Facility replaces the Company’s prior credit facility (the “Prior Facility”), and allows the Company to pay costs expected to be incurred by the Company under the Design-Build Agreement (as defined below) and related agreements, and to provide for operating capital.

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

We anticipate that capital expenditures for the construction of the build-out of our facility will be approximately $25,000,000.  The costs of the construction of the E85 Fuel Station, which was completed in October, 2005, was approximately $425,000.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates.  Exposure to interest rate risk results from holding our credit agreements.  The specifics of each credit agreement are discussed in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  A hypothetical 1% increase in interest rates applied to exposed liabilities as of September 30, 2005 would result in additional interest expense of approximately $46,000 for the remainder of 2005.

Commodity Price Risk

We are also exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process, and the sale of ethanol.  We seek to minimize the risks from fluctuations in the prices of corn through the use of hedging instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they do not qualify for hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of sales.  For example, we would generally expect that a 10% increase in the cash price of corn would produce a $100,000 increase in the fair value of our derivative instruments based on our positions at September 30, 2005.  Whereas a 10% decrease in the cash price of corn would produce a $46,000 decrease in the fair value of our derivative instruments based on our positions at September 30, 2005.

The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  As of September 30, 2005, the fair value of our derivative instruments for corn and ethanol was an asset of $74,070.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or ethanol.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

To manage our corn price risk, our hedging strategy is designed to establish a price ceiling for our corn purchases.  We have taken a net long position on our exchange traded futures and options contracts, which allows us to offset increases or decreases in the market price of corn.  The upper limit of loss on our futures contracts is the difference between the futures price and the cash market price of corn at the time of the execution of the contract. The upper limit of loss on our exchange traded and over-the-counter option contracts is limited to the amount of the premium we paid for the option.

We estimate that our expected corn usage is approximately 18.5 million bushels per year for the production of 50 million gallons of ethanol.  As of September 30, 2005, we have cash, futures, and option contract price protection in place for 20% of our expected corn usage through June, 2006.  We have 18% of our expected corn usage protected by cash purchase contracts through June, 2006.  As we move forward, additional protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects but are expected to produce long-term positive growth for the Company.  Our current corn hedge position is based upon the amount of ethanol that we have currently sold for future delivery.  This protects us against an increase in the variable price of our corn purchased against a fixed sales price of our ethanol sold.  We intend to continue our hedging strategy based upon ethanol sales and market conditions.

To manage our ethanol price risk, our hedging strategy is designed to establish a price floor for our ethanol sales.  We are not offsetting ethanol sales with unleaded hedges at the current time.  At present, the price of ethanol has increased.  In the future, we may not be able to sell ethanol at a favorable price relative to gasoline prices, we also may not be able to sell ethanol at prices equal to or more than our current price.  This would limit our ability to offset our costs of production.  Currently, we are attempting to lock in favorable prices through forward contracting.

As of September 30, 2005, we have forward cash contract price protection in place for 41% of our expected ethanol production through June, 2006.  As we move forward, additional protection may be necessary.  As ethanol prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  As we move forward into summer, additional price protection may be required.  Depending on energy market movements, crop prospects and weather, these price protection positions may cause short-term adverse effects but are expected to produce long-term positive growth for the Company.

To manage our natural gas price risk, we entered into a natural gas purchase agreement with our supplier to supply us with natural gas, fixing the price at which we purchase natural gas.  The price of natural gas has risen substantially over the last several months and our strategy has been to purchase natural gas as needed and as the opportunities arise.  However, we believe that the price of natural gas could drop in the future and are waiting to take advantage of such lower prices before making substantial new purchases of natural gas.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2005 (the “Evaluation Date”), have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a.	Exhibits

	31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).

	31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K.

Current report on Form 8-K, dated July 21, 2005, containing a copy of the Company’s newsletter.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BADGER STATE ETHANOL, LLC

Date: November 11, 2005	By:	/s/ Gary L. Kramer
Gary L. Kramer
President and General Manager