Form 10-K
period 2005-12-31
BADGER STATE ETHANOL LLC
filed 2006-03-02
CIK 1128546

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from       to

Commission file number 333-50568

BADGER STATE ETHANOL, LLC

(Exact Name of Registrant as Specified in Its Charter)

Wisconsin	39-1996522
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

820 West 17th Street, Monroe, Wisconsin  53566

(Address and Zip Code of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code  (608) 329-3900

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐ No ☒

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☒

The aggregate market value of the member units held by non-affiliates of the registrant (computed by reference to the price of certain member units sold through Variable Investment Advisors, Inc.) was $84,039,500 as of December 31, 2005.  There is no established public trading market for our securities.

As of March 2, 2006, the Company has issued 19,774 Class A membership units.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

ITEM 2. PROPERTIES

ITEM 3. LEGAL PROCEEDINGS

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5. MARKET FOR REGISTRANT’S MEMBER UNITS, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6. SELECTED FINANCIAL DATA

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A. CONTROLS AND PROCEDURES

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements.  In addition, we may make forward-looking statements orally in the future by or on behalf of the Company. We undertake no responsibility to update any forward-looking statement.  Forward-looking statements may include words like “believe,” “expect,” “will,” “can,” “estimate,” “anticipate” and similar expressions intended to help you identify forward-looking statements.  Readers should not place undue reliance on any forward-looking statements and recognize that the statements are not predictions of actual future results.  Actual results could and likely will differ materially from those anticipated in the forward-looking statements due to risks and uncertainties.  These risks and uncertainties include, without limitation, the following and those business risks and factors described elsewhere in this report or our other Securities and Exchange Commission filings, our assumptions concerning financing requirements and future operations, changes in state and federal ethanol subsidies, our need for additional capital, our ability to manufacture our products on a commercial scale and in compliance with regulatory requirements, increased competition, and changes in government regulation.

RISK FACTORS

RISKS RELATED TO OUR FINANCING PLAN

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

•                  Our indebtedness is secured by all or substantially all of our assets, which means that there will be virtually no assets left for unit holders in the event of a liquidation; and

•                  Our substantial degree of leverage may limit our flexibility to adjust to changing market conditions, reduce our ability to withstand competitive pressures and make us more vulnerable to a downturn in general economic conditions or our business.

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

Our debt financing contains numerous covenants, a breach of which may result in default.

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

We entered into a development agreement with the City of Monroe, Wisconsin, for the construction of the ethanol plant and for site improvements.  As part of the agreement, we have on-going obligations, including representing that the fair market value of the site will not be less than $10.57 million in 2005 (and which fair market value will increase over time), or pay a nonperformance penalty in connection with the Company’s regular property tax assessments not to exceed $280,000 per year through 2011.  In connection with the agreement, we delivered a mortgage to the City of Monroe.  The mortgage secures our performance under the agreement and expires in 2011.

RISKS RELATED TO ETHANOL PRODUCTION

Our agreements or understandings with United Bio Energy Ingredients, LLC (successor to ICM Marking, Inc. and an affiliate of ICM, Inc. and Fagen, Inc.) and Murex, N.A., Ltd. were not negotiated at arm’s length, we may not have obtained terms as favorable to us as those we could have obtained from third parties, and any claims that we may have against United or Murex may be difficult for us to enforce.

We are heavily dependent upon the services that Murex, N.A., Ltd. (“Murex”) and United Bio Energy Ingredients, LLC (“United”) are providing to sell our ethanol and distillers grains.  Murex and Fagen, Inc. (an affiliate of United) (“Fagen”) are members of the Company and ICM, Inc. (an affiliate of United) (“ICM”) was previously a member of the Company.  Also, representatives of Murex and Fagen currently serve on our Board of Directors and a representative of ICM previously served on our Board of Directors.  The terms of our agreements and understandings with United and Murex have not been negotiated at arm’s length, and therefore, there is no assurance that our arrangements with them are as favorable to us as those we could have obtained from unaffiliated third parties.  Because of ICM’s, Fagen’s and Murex’s role in this project, and their current and past representation on our Board of Directors, it could be difficult or impossible to enforce claims that we may have against these parties if, for example, one or all of them breaches agreements or understandings with us.

Federal laws, regulations and tax incentives concerning ethanol could expire or change, which could harm our business.

As described in more detail herein, ethanol production and sales have been favorably affected by a variety of federal laws covering environmental, tax and other areas.  The Clean Air Act (including the Reformulated Gasoline Program) and the Federal Oxygen Program help spur demand for ethanol by requiring the use of oxygenated motor fuels during the fall and winter months in certain metropolitan areas.  Further, the Volumetric Ethanol Excise Tax Credit, as passed in January 2005, offers a volumetric ethanol excise tax credit of 5.1 cents per gallon of ethanol blended at 10%.

The modification or elimination of any of the federal laws and programs described above (or any other applicable law or program), or the reduction of any of the incentives or tax credits described above, could have an adverse impact on our business.

Wisconsin state producer incentive payments may not be available or could be modified which could harm our business.

As described in more detail herein, ethanol production has been favorably affected by a producer incentive from the State of Wisconsin.  The modification or elimination of any of the Wisconsin laws and programs described above (or any other applicable law or program), or the reduction of any of the incentives described above, could have an adverse impact on our business.

The ethanol industry is very competitive.

The ethanol industry continues to grow and there is significant competition among ethanol producers. Nationally, ethanol production is concentrated in a few large companies. Investors should understand that we face a competitive challenge from larger ethanol plants, from ethanol plants that can produce a wider range of products than our ethanol plant, and from other ethanol plants similar to our ethanol plant.  Furthermore, we will be in direct competition with other ethanol producers, many of which have greater resources than we currently have or will have in the future. Large ethanol producers such as Archer Daniels Midland and Cargill, among others, are capable of producing significantly greater quantities than the amount of ethanol we expect to produce. In addition, there are several Wisconsin, Minnesota and other Midwestern regional ethanol producers which have recently formed, are in the process of forming, or are under consideration, which are or would be larger, of a similar size and/or have similar resources to us.

We will also compete with producers of other gasoline additives having similar octane and oxygenate values as ethanol, such as producers of methyl tertiary butyl ether (“MTBE”), a petrochemical derived from methanol which generally costs less to produce than ethanol. Many major oil companies produce MTBE and, because it is petroleum-based, its use is strongly supported by major oil companies. Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development. The major oil companies have significantly greater resources than we have to market MTBE, to develop and market alternative products, and to influence legislation and public perception of MTBE and ethanol. These companies also have sufficient resources to begin production of ethanol should they choose to do so.

To produce ethanol we purchase significant amounts of corn that is subject to disease and other risks.

Ethanol production at our facility requires corn. Corn, as with most other crops, is affected by weather conditions, disease and other factors. A significant reduction in the quantity or quality of corn harvested due to adverse weather conditions, disease or other factors could result in increased corn costs with adverse financial consequences to us. Significant variations in actual growing conditions from normal growing conditions may adversely affect our ability to procure corn for the plant.

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

Water supply and water quality are important requirements to produce ethanol. To satisfy our water needs, we have drilled one 500,000 gallon-per-day well on the property.  Current plant usage is approximately 370,000 gallons per day.

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

Our business is not diversified.

Our success depends upon our ability to profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant.

We sell all of the ethanol we produce to one distributor, Murex, pursuant to an output contract.  Murex then markets and resells that ethanol to end users on terms and at a price approved in consultation with us.  As a result, we are dependent on one distributor to sell our ethanol.  If this distributor breaches our output contract or is not in the financial position to purchase all of the ethanol we produce, we may not have any readily available means to sell our ethanol (or we may not find another distributor on the same terms or on acceptable terms) and our financial performance could be adversely and materially effected.  Our financial performance is dependent upon the financial health of the distributor we contract with.

We rely solely upon United to market and distribute our distillers grains. This is not an output contract and United will only purchase that portion of our distillers grains that they are able to sell.  If United is unable to sell any portion of the distillers grains we produce, we will have to dispose of any distillers grains not purchased.  This may have a material adverse impact on our financial performance.

Murex and United may have different arrangements with respect to compensation in their agreements with other entities that produce the same products that we do.  It is possible that either Murex’s or United’s ability or willingness to perform on our behalf could be impaired by the financial arrangements that they may have with other entities not related to us.

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

•                  Legislative changes in policy at the federal or state level concerning ethanol and gasoline additives;

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

ITEM 1.  BUSINESS

Overview

Badger State Ethanol, LLC, a Wisconsin limited liability company organized in 2000 (the “Company”), is engaged in the production and sale of fuel grade ethanol. We completed construction of our plant and started operations in October 2002.  Unless otherwise indicated, whenever we use term we, us, our or ours, we mean the Company.

Fuel grade ethanol is our primary product accounting for the majority of our revenue.  In addition, we sell distillers grains, a principal co-product of the ethanol production process, which may be sold as distillers dried grains and distillers modified wet grains, and carbon dioxide.  Also, as of October, 2005, we completed construction of our Smart Station retail fuel station and began selling ethanol based fuel (both 10% ethanol and 85% ethanol) to retail consumers.

In 2005, we processed over 18 million bushels of corn into over 50 million gallons of ethanol.  We also processed over 168,000 tons of distillers grains and over 97,000 tons of carbon dioxide in 2005.  In 2006, we anticipate producing over 51 million gallons of ethanol, over 140,000 tons of distillers grains, over 100,000 tons of carbon dioxide and over 11,000 tons of corn germ.

General Developments

Reclassification

The Company’s Board of Directors announced on January 30, 2006 its intent to engage in a reclassification of the Company’s Class A member units.  The proposed transaction will provide for the reclassification of the Company’s Class A member units held by unit holders who are the record holders of 20 or fewer Class A member units.  In connection with the reclassification, each Class A unit held by such record holders will be reclassified on the basis of one Class A-1 unit for each Class A unit held by such unit holders.  All other Class A member units will remain outstanding and be unaffected by the reclassification.  If the Company’s members approve the proposed amendments to the Company’s operating agreement and the reclassification is implemented, the Company anticipates having fewer than 300 Class A unit holders of record, which would enable the Company to voluntarily terminate the registration of its Class A member units under the Securities Exchange Act of 1934.

Facility Addition

We have entered into the below agreements for the construction of an addition to our ethanol production facility in Monroe, Wisconsin.  We began construction of the addition on November 2, 2005 and expect such construction to be completed by July, 2006.  Once completed, the addition to our facility is expected to improve the efficiency of our ethanol production process and allow us to produce corn protein concentrate and corn germ.  We estimate the cost of the addition will be approximately $25,000,000.

The Company executed an Agreement Between Owner and Design-Builder with a third party (the “Design-Build Agreement”).  Pursuant to the Design-Build Agreement, the design-builder will provide architectural, engineering, construction and management services for the design and subsequent construction of an addition to the Company’s ethanol production facility located in Monroe, Wisconsin that incorporates certain processes and technology licensed to the Company.

The Company also executed a License Agreement with a third party (the “License Agreement”).  Pursuant to the License Agreement, the Company obtained a license to use certain technologies (the “Licensed Technologies”) in the construction and operation of the addition to the Company’s plant that will be built pursuant to the Design-Build Agreement.

The Company executed a Services and Guarantee Agreement with a third party (the “Services Agreement”).  Pursuant to the Services Agreement, the Company will obtain certain engineering and other services in connection with the License Agreement and the Design-Build Agreement, including performance guarantees for the Licensed Technologies.

The Company also executed a Corn Protein Concentrate Marketing Agreement with a third party (the “Protein Marketing Agreement”).  Pursuant to the Protein Marketing Agreement, the third party will purchase and market 100% of the Company’s production and output of corn protein concentrate from the Company’s plant in Monroe, Wisconsin as the Company’s exclusive purchaser and marketer of such corn protein concentrate.  The Protein Marketing Agreement will be effective for a period ending five years after the date of the first commercial production of corn protein concentrate by the Company, which commercial production is estimated to begin in May, 2006.

The Company also executed a Corn Germ Marketing Agreement with the same third party who is marketing the corn protein concentrate (the “Germ Marketing Agreement”).  Pursuant to the Germ Marketing Agreement, the third party will purchase and market 100% of the Company’s production and output of corn germ from the Company’s plant in Monroe, Wisconsin as the Company’s exclusive purchaser and marketer of such corn germ.  The Germ Marketing Agreement will be effective for a period ending five years after the date of the first commercial production of corn germ by the Company, which commercial production is estimated to begin in May, 2006.

On August 30, 2005, we submitted an Air Pollution Control Construction Permit application to the Wisconsin Department of Natural Resources (“WDNR”) to authorize changes to our facility to implement the construction of the facility addition described above.  We received our Air Pollution Control Construction Permit from the WDNR on November 1, 2005.  We are required to conduct air emissions testing on our facility once the construction is complete to demonstrate compliance with the emission limitations on the Construction Permit.  Following successful completion of this air emissions testing we will be issued an Air Pollution Operation Permit.

Spring Valley Ventures

On August 4th, 2005, the Company loaned approximately $2,585,000 (the “Loan”) to Spring Valley Ventures, LLC, a Wisconsin limited liability company (“Spring Valley Ventures”).  On August 5, 2005, the Company acquired all of the capital interests of Spring Valley Ventures for the amount of $103,360 and converted the Loan into equity interests in Spring Valley Ventures, which is now a wholly owned subsidiary of the Company.  The Company acquired Spring Valley Ventures with its grain elevator bins and equipment in order to provide additional corn storage and direct access to corn supply for the Company’s ethanol plant.  The grain elevator, bins and equipment are being managed by a third party.

Smart Station Ventures

In October, 2005, we completed construction of an ethanol retail fuel station at our location in Monroe, Wisconsin at a cost of approximately $425,000.  The fuel station sells fuel to the public in either 10% ethanol or 85% ethanol blends (with the balance made up of gasoline) through a wholly owned subsidiary of the Company, Smart Station Ventures, LLC.

Description of Dry Mill Process

Our ethanol plant, which is located in Monroe, Wisconsin, produces ethanol by processing corn.  The corn is received by rail and by semi-trailer truck, and is weighed and cleaned of rocks and debris before it is conveyed to one of two concrete storage silos. The corn is then transported to a hammermill or grinder where it is ground into flour and conveyed into a slurry tank for processing.  We add water, heat and enzymes to break the ground corn into a corn mash.  This mash is heat sterilized and pumped to a tank where other enzymes are added to convert the starches into glucose sugars.  Next, the mash is pumped into one of four fermenters, where yeast is added, to begin a forty-eight to fifty hour batch fermentation process.  Carbon dioxide is produced during the fermentation process.  A distillation process vaporizes the alcohol from the corn mash.  The alcohol is further dried in a rectifier and molecular sieve.  The resulting 200 proof alcohol is then pumped to shift tanks and blended with five percent gasoline as it is pumped into denatured ethanol storage tanks.

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

Principal Products and Their Markets

The principal products we produce at our ethanol plant are fuel grade ethanol, distillers grains and carbon dioxide.  We also sell 10% ethanol and 85% ethanol to retail consumers.  Once our facility addition is completed, we anticipate also selling corn germ and corn protein concentrate.

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

In the second fiscal quarter of 2005 and continuing through the rest of fiscal year 2005, the demand for ethanol increased relative to supply causing upward pressure on ethanol market prices.  In the last month of the fourth quarter some of those gains have been reduced, but prices remain historically strong.  Increased demand, firm crude oil and gas markets, public acceptance, and positive political signals have all contributed to a strengthening of ethanol prices.  In order to sustain these higher price levels however, management believes the industry will need to continue to grow demand to offset the increased supply brought to the market place by additional production.

While we anticipate continued strong demand for ethanol, we are uncertain as to the sustainability of current ethanol prices given the increasing ethanol supply as new plants begin production and existing plants continue to expand.  Ethanol production continues to grow as additional plants become operational.  According to the Renewable Fuels Association, there are currently 86 ethanol producers and 91 ethanol plants in operation nationwide that have the capacity to annually produce 4.34 billion gallons.  In addition, there are 32 new ethanol plants under construction and 9 expansions of existing ethanol plants under construction constituting another almost 2 billion gallons of annual capacity.  In addition, ADM has recently announced its plan to add 500 million gallons of ethanol production, clearly indicating its desire to maintain a significant share of the ethanol market.

Changes to federal ethanol supports or incentives could significantly impact demand for ethanol.  On August 8, 2005, President George W. Bush signed into law the Energy Policy Act of 2005 (the “Energy Policy Act”).  The Act contains numerous provisions that are expected to favorably impact the ethanol industry by enhancing both the production and use of ethanol.  Most notably, the Act created a 7.5 billion gallon Renewable

Fuels Standard (the “RFS”).  The RFS is a national renewable fuels mandate as to the total amount of national renewable fuels usage but allows flexibility to refiners by allowing them to use renewable fuel blends in those areas where it is most cost-effective rather than requiring renewable fuels to be used in any particular area or state.  The RFS will begin at 4 billion gallons in 2006, and increase to 7.5 billion gallons by 2012.  According to the Renewable Fuels Association, the Act is expected to lead to about $6 billion in new investment in ethanol plants across the country.

Since current national ethanol production capacity exceeds the 2006 RFS requirement of 4 billion gallons, it is management’s belief that other market factors are primarily responsible for current ethanol prices.  Accordingly, it is possible that the RFS requirements may not significantly impact ethanol prices in the short-term.  For instance, if gasoline prices continue to trend higher, consumers will look for lower priced alternative fuels.  The Consumer Federation of America recently published a report that states that consumers could save up to eight cents per gallon at the pump if ethanol were blended at 10 percent.  Since ethanol blended fuel is a cheaper alternative for consumers, the demand for such ethanol blended fuel could increase thus increasing the overall demand for ethanol.  This could positively affect our earnings.  However, the increased requirement under the RFS of 7.5 billion gallons of ethanol by 2012 is expected to support ethanol prices in the long term.  A greater supply of ethanol on the market from these additional plants and plant expansions could reduce the price we are able to charge for our ethanol.  This may have a negative impact on our revenues.

Demand for ethanol may also increase as a result of increased consumption of E85 fuel.  E85 fuel is a blend of 70% to 85% ethanol with the balance gasoline.  According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 47 million gallons in 2025.  In addition to being used as a vehicle fuel, E85 is also used as an aviation fuel and as a hydrogen source for fuel cells.  In the U.S., there are currently about 4 million flexible fuel vehicles capable of operating on E85 and 400 retail stations supplying it.  Automakers have indicated plans to produce an estimated 2 million more flexible fuel vehicles per year.

Although the Energy Policy Act of 2005 did not impose a national ban of methyl tertiary butyl ether (“MTBE”), the primary competitor of ethanol as a fuel oxygenate, the Act’s failure to include liability protection for manufacturers of MTBE could result in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the Clean Air Act’s reformulated gasoline oxygenate requirement.  While this may create some additional demand in the short term, the Act repeals the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline immediately in California and 270 days after enactment elsewhere.  However, the Clean Air Act also contains an oxygenated fuel requirement for areas classified as carbon monoxide non-attainment areas.  These areas are required to establish an oxygenated fuels program for a period of no less than three months each winter.  The minimum oxygen requirement for gasoline sold in these areas is 2.7% by weight.  This is the equivalent of 7.7% ethanol by volume in a gasoline blend.  This requirement was unaffected by the Act and a number of states, including California, participate in this program.

Consumer resistance to the use of ethanol may affect the demand for ethanol which could affect our ability to market our product and reduce our revenues.  Certain individuals believe that use of ethanol will have a negative impact on prices at the pump.  Many also believe that ethanol adds to air pollution and harms car and truck engines.  Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of ethanol that is produced.  These consumer beliefs could potentially be wide-spread.  If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could negatively affect our ability to sell our product and negatively affect our profitability.

In October, 2005, we completed construction of an ethanol retail fuel station at our location in Monroe, Wisconsin.  The fuel station sells fuel to the public in either 10% ethanol or 85% ethanol blends (with the balance made up of gasoline) through a wholly owned subsidiary of the Company, Smart Station Ventures, LLC.

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

In fiscal 2005, there was significant added competition among producers of distillers grains with numerous ethanol plants operating throughout the Midwest and elsewhere in the United States.  This in effect has created increased potential for the over production and over supply of distillers grains.  For our fiscal year ended December 31, 2005, revenues from sales of distillers grains were approximately 12.4% of total revenues.  For our fiscal year ended December 31, 2004, revenues from sales of distillers grains were approximately 17% of total revenues.

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

In February, 2004 we entered into an agreement to provide and sell carbon dioxide gas to a third party from the plant at a fixed price.  The facility began operating on July 1, 2004, and we are currently supplying approximately 280 tons of liquid carbon dioxide per day.  Total capacity is approximately 400 tons of liquid carbon dioxide per day.  The initial term of the agreement is 15 years with the option to renew for additional 5 year periods thereafter.  We believe that our sales under the carbon dioxide agreement will be approximately $812,000 per year.

Customers

We entered into an ethanol purchase and marketing agreement with Murex for the exclusive rights to purchase and market all ethanol produced by our plant other than ethanol sold at our Smart Station.  For the year ended December 31, 2005, Murex accounted for 100% of our ethanol sales and approximately 78.4% of our aggregate sales and revenues.  We believe that the loss of Murex as a customer could have an adverse effect on our sales and revenues.  Murex currently has a representative on our Board of Directors.  This exclusive agreement has an initial term of seven years until October 23, 2009, and automatically renews for successive one-year terms unless written notice of termination is issued 90 days prior to the end of the then current term.

We entered into a distillers grains purchase and marketing agreement with United for the exclusive rights to purchase and market all distillers grains produced by our plant.  For the year ended December 31, 2005, United accounted for 100% of our distillers grains sales and approximately 12.4% of our aggregate sales and revenues.  We believe that the loss of United as a customer could have an adverse effect on our sales and revenues.  This exclusive agreement had an initial term which ended on October 25, 2005, but which also automatically renews for successive one-year terms unless written notice of termination is issued 90 days prior to the end of the then current term.  No written notice was provided by either party, therefore, this agreement is still in effect for an additional term of one year (subject to automatic renewal on the terms set forth above).

We entered into a sale agreement with a third party for the exclusive rights to purchase our carbon dioxide.  For the year ended December 31, 2005, this agreement accounted for all of our carbon dioxide sales and approximately .7% of our aggregate sales and revenues.  This exclusive agreement has an initial term of 15 years until May 26, 2019 with an automatic 5 year renewal period.

We entered into two marketing agreements with a third party for the exclusive rights to purchase and market all corn protein concentrate and corn germ we produce once our facility addition is complete.  Each marketing agreement is effective for a term ending five years after the date of first commercial production of such products (See description in Item 1, General Developments – Facility Addition).

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

Federal Ethanol Supports

The ethanol industry is very dependent on numerous economic incentives to produce ethanol, including federal ethanol supports.  In 2005, the federal government enacted the Energy Policy Act , which contained a new support program entitled the RFS.  The RFS includes a requirement that fuel refiners use a certain minimum amount of renewable fuels (including ethanol) which starts at 4 billion gallons of renewable fuels in 2006 and increases to 7.5 billion gallons by 2012.

Under the Energy Policy Act, we also expect to receive benefits from the federal small producer credit.  The Energy Policy Act increased the capacity of plants eligible for the federal small producer credit from plants of 30 million gallons to plants of 60 million gallons in size.  Qualifying producers may deduct from their federal income taxes $0.10 per gallon for the first 15 million gallons of ethanol produced in a given year.  Currently, the small producer credit is scheduled to terminate December 31, 2007.  We expect to qualify in 2006.

In addition, the Energy Policy Act includes a tax credit that permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment to be used in a trade or business or installed at the principal residence of the taxpayer.  Under the provision, clean fuels include any fuel at least 85% of the volume of which consists of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, and/or hydrogen as well as any mixture of diesel fuel and biodiesel containing at least 20% biodiesel.  The provision is effective for equipment placed in service between December 31, 2005, and January 1, 2010.  It is unclear how this credit will affect the demand for ethanol in the short term, but we expect it will raise consumer awareness of alternative sources of fuel and could increase demand for the same.

Ethanol sales have also been favorably affected by the Clean Air Act Amendments of 1990, particularly the Federal Oxygen Program which became effective November 1, 1992.  The Federal Oxygen Program requires the sale of oxygenated motor fuels during the fall and winter months in certain major metropolitan areas to reduce carbon monoxide pollution.  Ethanol is an oxygenate that is used under this program.  Additionally, ethanol use has also increased due to a second Clean Air Act program, the Reformulated Gasoline Program.  This program became effective January 1, 1995, and requires the sale of reformulated gasoline in certain major urban areas to reduce pollutants, including those that contribute to ground level ozone.  Ethanol is added as an oxygenate to reformulated gasoline under this program as well.

The use of ethanol as an oxygenate to blend with fuel to comply with federal mandates also has been aided by federal tax policy.  On October 22, 2004, President Bush signed H.R. 4520 into law which contained the Volumetric Ethanol Excise Tax Credit (“VEETC”) and amended the federal excise tax structure effective as of January 1, 2005.  The VEETC replaced the previous tax exemption with a new volumetric ethanol excise tax credit of 5.1 cents per gallon of ethanol blended at 10%.  Refiners and gasoline blenders apply for this credit and the VEETC is expected to allow much greater refinery flexibility in blending ethanol.  The tax credit under the VEETC is from general revenues and does not impact the highway trust fund (unlike the previous exemption), and thus the VEETC removes a disincentive for states to use ethanol.  The VEETC expires on December 31, 2010.

Additionally, Congress provides an incentive through the United States Department of Agriculture Commodity Credit Corporation’s Bioenergy Program.  Under that program, ethanol producers are eligible for cash payments based upon increases in grain consumption for the purpose of producing fuel grade ethanol from one year to the next.  Last year we received $175,253 under this program for increasing our consumption of grain (and, therefore, production of ethanol).  This year, we expect to marginally increase our ethanol production.  Additionally, the incentive program has been modified to prioritize the production of other biofuels (other than ethanol) such as soy diesel, although ethanol producers can still qualify.  Therefore, we do not anticipate receiving any substantial amount of incentive from this program this year, or in the foreseeable future.

State Ethanol Supports

In part, the past success of our business was dependent upon the availability of cash payments to ethanol producers from the State of Wisconsin under Wisconsin Statutes Section 20.115(1)(d) and 93.75 (referred to hereinafter as the “Ethanol Incentive Program”).  Under the Wisconsin Ethanol Incentive Program, the State of Wisconsin pays certain ethanol producers $.20 per gallon for up to 15,000,000 gallons of ethanol produced in Wisconsin in each 12 month period.  The Ethanol Incentive Program payments are prorated if the State of Wisconsin has insufficient funds to pay all eligible ethanol producers $.20 per gallon.  Under the program, a Wisconsin ethanol producer is generally eligible for the payments if it has been producing ethanol in Wisconsin for fewer than 60 months, it produces more than 10,000,000 gallons of ethanol a year and it purchases the corn or other substances from which the ethanol is produced from local Wisconsin sources.  In 2005, we received $633,333 from this program.  We anticipate receiving an award in 2006 based upon our satisfaction of the eligibility requirements as of the date of this report.  Currently, there is estimated to be a total of $1.9 million available under the program which must be allocated among four qualified producers. In 2006, we anticipate receiving $475,000 based upon our current production levels, current funding levels and the number of eligible producers in Wisconsin.  The program’s sunset date is June 30, 2006.  We do not expect it to be renewed.

2005 AB 15 passed the state Assembly on December 15, 2005, and the bill moved on to the Senate.  This bill requires all gasoline in the state to contain 10% ethanol.  The governor has expressed his support for the bill.  Currently, gasoline may be sold in the state without an ethanol blend, although several companies do currently sell gasoline with a 10% ethanol blend.  If passed, ethanol demand in Wisconsin could increase by approximately 180 millions gallons per year, from its current 120 million gallons per year (based on approximately 3 billion gallons of gasoline sold in Wisconsin per year).

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

Through Spring Valley Ventures, LLC, our wholly owned subsidiary, we also own a grain elevator, bins and equipment which are located on 16.8 acres in Brodhead, Wisconsin, approximately 17 miles east of Monroe Wisconsin.  The grain elevator and equipment provides additional storage capacity for our ethanol facility and is also served by the Wisconsin Southern Railroad Company.

Development Agreement with the City of Monroe

We entered into a development agreement with the City of Monroe (the “Development Agreement”) to construct the ethanol plant and for site improvements.  As part of the Development Agreement, we agreed to certain on-going obligations, including, representing that the fair market value of the property will not be less than $10.57 million in 2005 (and which fair market value will increase over time).

On January 1, 2003, we began repaying the City of Monroe’s tax incremental financing for site improvements through our regular property tax assessments, which are approximately $280,000 per year.  We paid approximately $280,000, in 2005, and an additional $280,000 in property tax will be paid in 2006, which sum is payable upon request.  We will make additional payments of $280,000 until 2011, at which time we will no longer owe the City of Monroe any payments of property taxes pursuant to the Development Agreement.  Upon termination of the Development Agreement, the Company will continue to pay property taxes based upon assessed value.

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

Procurements

Grain Delivery

According to the Wisconsin Agricultural Statistical Service, over 360 million bushels of corn are produced annually in Wisconsin.  Of that total, the greatest percentage is produced in the southern portion of the state.  According to the Wisconsin Agricultural Statistical Service, approximately 200 million bushels of corn are produced annually within a 100-mile radius of Monroe, Wisconsin.  Our plant is located in Monroe, Wisconsin, in Green County, approximately eight miles from the Illinois state border.  We obtain approximately 98% of our corn supply from producers located within a 100-mile radius of Monroe.  This amounts to approximately 9% of the corn produced within a 100-mile radius of Monroe.  We purchase most of our corn from Wisconsin producers because corn purchased from Wisconsin residents qualifies for incentive payments to ethanol producers from the State of Wisconsin.  We have no agreements, commitments or understandings with any corn producers.

In 2005, we purchased approximately 18 million bushels of grain for processing.  We currently have approximately 23% of our fiscal 2006 grain requirements purchased, which is equivalent to approximately 3 months of ethanol production.

Grain Elevators

We have ongoing business relationships with local grain elevators to acquire the grain we need.  We have identified approximately 45 elevators as potential sources of grain and continue to discuss with them future corn delivery.  Although we are currently procuring grains from many of these sources, we cannot guarantee that we will be able to continue procuring such grains on acceptable terms or at all.

As described above, we also own a grain elevator, bins and equipment which are located in Brodhead, Wisconsin through our wholly owned subsidiary Spring Valley Ventures, LLC.

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

In July 2001, we entered into a rail track reimbursement and construction agreement, as well as a transportation agreement, with Wisconsin and Southern Railroad Company for construction of a rail track to our ethanol plant and for rail transportation services.  Under the reimbursement and construction agreement, we receive reimbursements from the rail operator for track construction costs based upon a rate of $10 per freight car shipped or received at our ethanol plant.  The reimbursements are payable on a monthly basis not to exceed ten years or the cost of the track.  The transportation agreement, which provides us with rail transportation services for deliveries to and from the ethanol plant at negotiated rates, commenced on January 1, 2004.

Hedging

Due to rapid fluctuations in the price of corn, we developed a Grain Risk Management Program (“Grain Risk Management Program”) hedging strategy to minimize our commodity risk exposure.  Our Grain Risk Management Program is intended to use grain purchase contracts together with grain futures derivatives to fix the cost of some of our expected future grain purchases.  Our policy allows for the use of fixed price forward purchase contracts, un-priced forward basis purchase contracts, and Chicago Board of Trade (“CBOT”) derivative contracts (over-the-counter and traditional options).  During 2005, approximately 75% of our fiscal 2005 grain requirements were hedged through a combination of fixed price forward purchase contracts, and CBOT traditional and over-the-counter option hedges to protect our cost of grain.  During 2005, our practice of protecting the cost of our grain, generally accounted for 50% of forecasted grain purchases in the upcoming twelve months.  We took this action because of the volatility of corn prices.  Under our program, all components of the position are monitored and all hedges are designated against future grain requirements to ensure that we do not enter into commitments or derivatives for grain in excess of expected grain requirements.  We currently have approximately 23% of our fiscal 2006 grain requirements hedged.

Storage Capacity

We have sufficient corn storage facilities at our Monroe, Wisconsin location for approximately 7 days of continuous production.  Since our inception, we have maintained our own in-house grain procurement department, to procure all our grain needs.  We believe that by establishing internal grain procurement, we can better develop local supply relationships that will reduce the need to buy and store grain offsite and better manage our raw material risk management program.  We have a commodities manager to ensure the consistent scheduling of grain deliveries and to establish and fill forward contracts through grain elevators.  The commodities manager coordinates grain deliveries between the railroad and the participating elevators, as well as negotiates price protection with hedging specialists.

Water

Water supply is important to our ethanol business.  The water quality at our plant currently meets the needs of the facility without significant filtering or processing.  To satisfy our water needs, we have drilled one 500,000 gallon-per-day well on the property.  We currently use 370,000 gallons per day.  Based upon current production of currently existing wells in the City of Monroe, we believe there is sufficient ground water to support this well.  In addition, we are also connected to the City of Monroe’s water supply in the event the water supplied by the well is not sufficient.

Natural Gas

Ethanol production is an energy intensive process using significant amounts of electricity and natural gas.  We have contracted with Wisconsin Electric Power Company for firm service natural gas delivery and with US Energy Services, Inc. (“USES”) to coordinate purchase and delivery of the gas to the plant and otherwise manage our energy needs.  Due to the competitive nature of the natural gas market, we believe no significant risk of long-term interruption exists.  USES also helps us to negotiate and procure natural gas and electricity.  Natural gas prices have historically fluctuated dramatically.  According to USES, the current price of natural gas as reported on the New

York Mercantile Exchange is up 3.54% from last year.  USES provides price risk management services to us to manage natural gas prices in a manner that we believe will provide price stability.

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

Sales and Marketing

We entered into an ethanol purchase and marketing agreement with Murex for the exclusive rights to purchase and market all ethanol produced by our plant.  This agreement expires October 23, 2009.  Murex sold some of its Class A member units in 2005 and still has a representative on our Board of Directors.

We also entered into a purchase and marketing agreement with United for the exclusive rights to purchase and market all of the distillers grains produced by our plant.  The initial term of this agreement expired in October 2005 and was renewed.  This agreement renews automatically unless either party provides written notice of termination to the other 90 days prior to the end of the then current term.  At this time, we plan on renewing our agreement with United in October, 2006.

Competition

We are in direct competition with other ethanol producers, many of whom have greater resources than we do.  We expect that additional ethanol producers will enter the market as the demand for ethanol increases.

Competitive Ethanol Producers

According to the Renewable Fuels Association, U.S. Fuel Ethanol Production Capacity, January 2006 Report, the largest ethanol producers include Archer Daniels Midland, Cargill, New Energy Corp., MGP Ingredients, Inc., VeraSun Energy Corporation and Aventine Renewable Energy, Inc., all of which are capable of producing many times the amount of ethanol we produce or expect to produce in the near future.

In addition, we are aware that several regional ethanol production entities have recently formed, or are forming, that are currently of a similar size and with similar resources to ours.  For example, Adkins Energy operates an ethanol plant in Lena, Illinois, which is approximately 20 miles away.  The Adkins plant is capable of producing 40 million gallons of ethanol annually.  In addition, Ace Ethanol in Stanley, Wisconsin is operating and is capable of producing 39 million gallons of ethanol annually.  Additionally, Utica Energy in Oshkosh, Wisconsin is operating and capable of producing 48 million gallons of ethanol annually and United WI Grain Producers, LLC located in Friesland, Wisconsin is operating with a capacity of 49 million gallons.  We are also aware of several other potential projects in Wisconsin that may or may not begin production.  Wisconsin projects that rely on corn as a raw material could compete with us in the market for corn as well as for other raw materials, and compete with us in selling ethanol and animal feed products.

Plans to construct new plants or to expand existing plants have been announced which would increase the ethanol production capacity of our competitors.  We are unable to determine the number and production capacity of plants that ultimately may be constructed, the timing of such construction or the effect of resulting production upon the demand for or price of our ethanol.  We expect to compete with other ethanol producers based on price and, to a lesser extent, delivery service.  The ethanol industry has grown to 91 production facilities in the United States.  It is estimated that these facilities and 32 facilities currently under construction could produce over 6 billion gallons of ethanol per year.

The following table lists all of the major ethanol producers in the United States according to the Renewable Fuels Association, U.S. Fuel Ethanol Production Capacity, January 2006 Report.

U.S. PRODUCTION CAPACITY

million gallons per year (mmgy)

Company	Location	Feedstock	Current Capacity (mmgy)	Under Construction/ Expansions (mmgy)
Abengoa Bioenergy Corp.	York, NE Colwich, KS Portales, NM Ravenna, NE	Corn/milo	55 25 30	88
ACE Ethanol, LLC	Stanley, WI	Corn	39
Adkins Energy, LLC*	Lena, IL	Corn	40
Advanced Bioenergy	Fairmont, NE	Corn		100
AGP*	Hastings, NE	Corn	52
Agra Resources Coop. d.b.a. EXOL*	Albert Lea, MN	Corn	40	8
Agri-Energy, LLC*	Luverne, MN	Corn	21
Alchem Ltd. LLLP	Grafton, ND	Corn	10.5
Al-Corn Clean Fuel*	Claremont, MN	Corn	35
Amaizing Energy, LLC*	Denison, IA	Corn	40
Archer Daniels Midland	Decatur, IL Cedar Rapids, IA Clinton, IA Columbus, NE Marshall, MN Peoria, IL Wallhalla, ND	Corn Corn Corn Corn Corn Corn Corn/barley	1,070
ASAlliances Biofuels, LLC	Albion, NE Linden, IN	Corn Corn		100 100
Aventine Renewable Energy, LLC	Pekin, IL Aurora, NE	Corn Corn	100 50	57
Badger State Ethanol, LLC*	Monroe, WI	Corn	48
Big River Resources, LLC*	West Burlington, IA	Corn	40
Broin Enterprises, Inc.	Scotland, SD	Corn	9
Bushmills Ethanol, Inc.*	Atwater, MN	Corn		40
Cargill, Inc.	Blair, NE Eddyville, IA	Corn Corn	85 35
Central Indiana Ethanol, LLC	Marion, IN	Corn		40
Central MN Ethanol Coop*	Little Falls, MN	Corn	21.5

Company	Location	Feedstock	Current Capacity (mmgy)	Under Construction/ Expansions (mmgy)
Central Wisconsin Alcohol	Plover, WI	Seed corn	4
Chief Ethanol	Hastings, NE	Corn	62
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	24	9
Corn, LP*	Goldfield, IA	Corn	50
Cornhusker Energy Lexington, LLC	Lexington, NE	Corn		40
Corn Plus, LLP*	Winnebago, MN	Corn	44
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50
DENCO, LLC*	Morris, MN	Corn	21.5
E3 Biofuels	Mead, NE	Corn		24
East Kansas Agri-Energy, LLC*	Garnett, KS	Corn	35
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5
Ethanol2000, LLP*	Bingham Lake, MN	Corn	32
Frontier Ethanol, LLC	Gowrie, IA	Corn		60
Front Range Energy, LLC	Windsor, CO	Corn		40
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	50
Golden Cheese Company of California*	Corona, CA	Cheese whey	5
Golden Grain Energy, LLC*	Mason City, IA	Corn	40
Golden Triangle Energy, LLC*	Craig, MO	Corn	20
Grain Processing Corp.	Muscatine, IA	Corn	20
Granite Falls Energy, LLC	Granite Falls, MN	Corn	45
Great Plains Ethanol, LLC*	Chancellor, SD	Corn	50
Green Plains Renewable Energy	Shenandoah, IA	Corn		50
Hawkeye Renewables, LLC	Iowa Falls, IA Fairbank, IA	Corn Corn	50	50 100
Heartland Corn Products*	Winthrop, MN	Corn	36
Heartland Grain Fuels, LP*	Aberdeen, SD Huron, SD	Corn Corn	9 12	18
Heron Lake BioEnergy, LLC	Heron Lake, MN	Corn		50
Horizon Ethanol, LLC	Jewell, IA	Corn		60
Husker Ag, LLC*	Plainview, NE	Corn	26.5
Illinois River Energy, LLC	Rochelle, IL	Corn		50
Iowa Ethanol, LLC*	Hanlontown, IA	Corn	50
Iroquois Bio-Energy Company, LLC	Rensselaer, IN	Corn		40
James Valley Ethanol, LLC	Groton, SD	Corn	50
KAAPA Ethanol, LLC*	Minden, NE	Corn	40
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	48
Lincolnway Energy, LLC*	Nevada, IA	Corn		50
Liquid Resources of Ohio	Medina, OH	Waste Beverage	3
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	52

Company	Location	Feedstock	Current Capacity (mmgy)	Under Construction/ Expansions (mmgy)
Merrick/Coors	Golden, CO	Waste beer	1.5	1.5
MGP Ingredients, Inc.	Pekin, IL Atchison, KS	Corn/wheat starch	78
Michigan Ethanol, LLC	Caro, MI	Corn	50
Mid America Agri Products/Wheatland	Madrid, NE	Corn		44
Mid-Missouri Energy, Inc.*	Malta Bend, MO	Corn	45
Midwest Grain Processors*	Lakota, IA Riga, MI	Corn Corn	50	45 57
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	17.5	4.5
Minnesota Energy*	Buffalo Lake, MN	Corn	18
Missouri Ethanol	Laddonia, MO	Corn		45
New Energy Corp.	South Bend, IN	Corn	102
North Country Ethanol, LLC*	Rosholt, SD	Corn	20
Northeast Missouri Grain, LLC*	Macon, MO	Corn	45
Northern Lights Ethanol, LLC*	Big Stone City, SD	Corn	50
Northstar Ethanol, LLC	Lake Crystal, MN	Corn	52
Otter Creek Ethanol, LLC*	Ashton, IA	Corn	55
Pacific Ethanol	Madera, CA	Corn		35
Panhandle Energies of Dumas, LP	Dumas, TX	Corn/Grain Sorghum		30
Parallel Products	Louisville, KY R. Cucamonga, CA	Beverage waste	5.4
Permeate Refining	Hopkinton, IA	Sugars & starches	1.5
Phoenix Biofuels	Goshen, CA	Corn	25
Pine Lake Corn Processors, LLC*	Steamboat Rock, IA	Corn	20
Platte Valley Fuel Ethanol, LLC	Central City, NE	Corn	40
Prairie Ethanol, LLC	Loomis, SD	Corn		60
Prairie Horizon Agri-Energy, LLC	Phillipsburg, KS	Corn		40
Pro-Corn, LLC*	Preston, MN	Corn	42
Quad-County Corn Processors*	Galva, IA	Corn	27
Red Trail Energy, LLC	Richardton, ND	Corn		50
Redfield Energy, LLC	Redfield, SD	Corn		50
Reeve Agri-Energy	Garden City, KS	Corn/milo	12
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	25
Siouxland Ethanol, LLC	Jackson, NE	Corn		50
Sioux River Ethanol, LLC*	Hudson, SD	Corn	55
Sterling Ethanol, LLC	Sterling, CO	Corn	42
Tall Corn Ethanol, LLC*	Coon Rapids, IA	Corn	49
Tate & Lyle	Loudon, TN	Corn	67
The Andersons Albion Ethanol LLC	Albion, MI	Corn		55

Company	Location	Feedstock	Current Capacity (mmgy)	Under Construction/ Expansions (mmgy)
Trenton Agri Products, LLC	Trenton, NE	Corn	35	10
United WI Grain Producers, LLC*	Friesland, WI	Corn	49
US BioEnergy Corp.	Albert City, IA Lake Odessa, MI	Corn Corn		100 45
U.S. Energy Partners, LLC	Russell, KS	Milo/wheat starch	48
Utica Energy, LLC	Oshkosh, WI	Corn	48
Val-E Ethanol, LLC	Ord, NE	Corn		45
VeraSun Energy Corporation	Aurora, SD Ft. Dodge, IA	Corn Corn	230
Voyager Ethanol, LLC*	Emmetsburg, IA	Corn	52
Western Plains Energy, LLC*	Campus, KS	Corn	45
Western Wisconsin Renewable Energy, LLC*	Boyceville, WI	Corn		40
Wind Gap Farms	Baconton, GA	Brewery waste	0.4
Wyoming Ethanol	Torrington, WY	Corn	5
Xethanol BioFuels, LLC	Blairstown, IA	Corn	5
Total Current Capacity			4336.4
Total Under Construction/Expansions				1981
Total Capacity			6317.4

* farmer-owned

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

Employees

As of December 31, 2005, we employed 37 persons, in a full-time capacity, including 14 in ethanol production operations, 8 in general management, sales, administration and grain procurement, and 15 in grain receiving, grain handling, maintenance and the laboratory.  We do not expect to hire a significant number of additional employees during the next 12 months.

Environmental Disclosure

We are subject to extensive environmental regulation at the federal, state and local levels.  Air quality at the plant is regulated by the U.S. Environmental Protection Agency, the Bureau of Air Management and the Wisconsin Department of Natural Resources.  The Department of Natural Resources regulates emissions of volatile organic compounds and hazardous air pollutants into the air.  Volatile organic compound emissions are tested on a semi-annual basis, and we must submit semi-annual reports to the Department of Natural Resources regarding these emissions tests.  We are required to obtain an air operating permit from the Department of Natural Resources and must obtain Department of Natural Resources approval to make plant alterations that could change the emission levels.  The Department of Natural Resources also regulates the water usage, wastewater discharge and hazardous waste under Wisconsin water pollution control and hazardous waste laws.  Water usage and wastewater effluent quality is monitored daily.  Monthly reports regarding water usage and quality are filed with the Department of Natural Resources.  We also are required to submit periodic reports pursuant to the Wisconsin and Federal Emergency Planning Community Right-to-Know Act.  At the local level, we file semi-annual reports with the Green County Emergency Response Committee.

Regulatory Permits

An environmental consulting firm assisted us in the past, and continues to assist us, in obtaining our Air Pollution Construction and Operation Permit, a Storm Water Discharge Permit and Storm Water Pollution Prevention Plan and advises us on environmental compliance generally.  We also obtained various other environmental and operating permits, as discussed below.

Air Pollution Construction and Operation Permit

Our facility is considered a Wisconsin synthetic minor source of regulated air pollutants.  The types of regulated pollutants that may be found at our plant include, particulate matter, carbon monoxide, nitrogen oxide, volatile organic compounds and sulfur dioxide.  To emit these agents during construction, we needed an Air Pollution Construction Permit.  We received our original Air Pollution Construction Permit on March 22, 2001.

On October 31, 2001, we submitted a Modified Air Permit Application to reflect a change in our plant design regarding emissions.  Our original plant design contemplated routing the boiler exhaust through dryers and then to a water scrubber for air pollution control on the distillers dried grains dryer emissions, and then to a common stack.  In our plant design, we proposed to utilize a thermal oxidizer for emissions control rather than rely on the water scrubber.  The thermal oxidizer reduced emissions from our plant.  We received the approval of this design and our Modified Air Permit Application from the Environmental Protection Agency on March 22, 2002.  Air emissions testing was performed in April, 2004, which we passed.  On June 25, 2004 we received the approval of an additional Modified Air Permit Application so that we could install a regenitive thermal oxidizer in our plant, to reduce additional emissions from our plant.  On January 6, 2005 we were awarded an Air Pollution Operation Permit, which is valid until January 5, 2010.

We are also in good standing with the Wisconsin Department of Natural Resources Bureau of Air Management.  We applied for and received permission to add additional emissions control equipment which was installed and operational as of December 15, 2004.  Upon the installation of this equipment, additional air emissions testing was performed to verify that we are still in compliance with applicable law, which we are.

On August 30, 2005, we submitted an Air Pollution Control Construction Permit application to the Wisconsin Department of Natural Resources (“WDNR”) to authorize changes to our facility pursuant to the facility addition described previously.  We received our Air Pollution Control Construction Permit from the WDNR on November 1, 2005.  We are required to conduct air emissions testing on our facility once the construction of the facility addition is complete to demonstrate compliance with the emission limitations on the Construction Permit.  Following successful completion of this air emissions testing we will be issued an Air Pollution Operation Permit.

Wisconsin Pollutant Discharge Elimination Permits

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

Storm Water Discharge for Industrial Activities Permit

Before we could begin operating, we had to obtain a Storm Water Discharge for Industrial Activities Permit from the Department of Natural Resources regarding our operations, which we received on April 9, 2001. In addition, we also prepared a Storm Water Pollution Prevention Plan outlining measures we plan to implement to prevent storm water pollution during operation.

High Capacity Well Permit

We drilled a 500,000 gallon per day well near our ethanol plant. The Department of Natural Resources considers this a high capacity well, and we have applied for and obtained a high capacity well permit. The high capacity well permit was issued on December 13, 2001. The permit allows for a maximum daily usage of 720,000 gallons of water per day and the plant is currently consuming approximately 370,000 gallons per day of water.

Spill Prevention, Control and Countermeasures Plan

Before we could begin operations, we had to prepare a spill prevention, control and countermeasures plan. The plan outlines our spill prevention measures for oil products such as ethanol. The plan was preliminarily reviewed and approved prior to when we began operations, and was certified by a professional engineer on January 3, 2004.

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

Regulations Generally; Nuisance

We are subject to the regulations of the United States Environmental Protection Agency, the Wisconsin Department of Natural Resources and the Occupational Safety and Health Administration (“OSHA”). EPA, Wisconsin DNR and OSHA rules can and do change, and any such changes could result in greater regulatory burdens on us. Our ethanol production requires us to emit carbon dioxide into the air, even in light of our arrangement to sell carbon dioxide. Current Wisconsin law regulating emissions does not restrict or prevent us from emitting carbon dioxide gas into the air, but this could change in the future. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from noise, foul smells or other air or water discharges from the plant. Further, we are aware of neighborhood opposition to our facility in the past, but none currently. This opposition could arise at any time and result in claims for nuisance, which could lead to increased compliance costs and monetary damages.

ITEM 2. PROPERTIES

Our principal executive office is located at our ethanol plant site, 820 West 17th Street, Monroe, Wisconsin 53566. We presently own approximately 28 acres of land and improvements thereon which comprise our plant. The plant currently grinds approximately 18 million bushels of corn each year into approximately 50 million gallons of ethanol. We also own, through our wholly owned subsidiary Spring Valley Ventures, LLC, approximately 16.8 acres of land and improvements thereon at S4121 County Highway T, Brodhead, Wisconsin, which comprises our grain elevator, bins and equipment.

Our primary lender holds a mortgage on our land (and improvements) where the facility and grain elevator are situated as security for loans provided to us. We believe our property is adequately covered by insurance. We anticipate using all of our owned real estate in the operation of our ethanol plant in the foreseeable future.

Generally speaking, the ethanol facility consists of the following buildings:

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

Generally speaking, the grain elevator consists of the following buildings:

•              a grain receiving and transfer apparatus;

•              an administrative building; and

•              rail tracks and rail spur, paved access roads, dryers and grain bins.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S MEMBER UNITS, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no public trading market for our securities and we do not expect one to develop in the foreseeable future.

Holders

As of March 1, 2006, there were approximately 489 unit holders of record of our Class A member units determined by an examination of our transfer book.

Distributions

On January 27, 2005, we declared a cash distribution of $388 per Class A member unit payable on February 24, 2005. On January 26, 2006, we declared a cash distribution of $500 per Class A member unit payable on March 2, 2006. The total amount of the 2006 distribution is $9,887,000, which was approved by our bank and is in compliance with our lending covenants.

The payment and rate of future distributions, if any, are subject to review by the Board of Directors in light of our financial condition, results of operations, capital requirements and other factors deemed relevant at that time. Loan covenants mandate that $4 million of working capital must be accumulated prior to making any distributions to the unit holders, unless waived. Additional covenants require 25% of any excess cash flow (as that term is defined in such senior debt agreements) to be applied toward the principal of the senior debt and that we cannot make any distributions without the consent of the holders of our senior debt, unless waived.

Securities Authorized for Issuance under Equity Compensation Plans

We currently have no equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities

We had no sales of unregistered securities during the past three fiscal years.

ITEM 6. SELECTED FINANCIAL DATA

We completed construction of our plant and started operations in October 2002. The selected financial data sets forth our summary historical financial data as of and for the years ended December 31, 2005, 2004, 2003 and 2002, and was derived from the audited financial statements and notes thereto for that year. The selected historical financial data is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto included elsewhere in this Form 10-K. For additional information relating to our operations, see “Business” and “Properties.”

	2005	2004	2003	2002(1)
Net Sales	$97,652,135	$92,084,766	$74,149,226	$10,125,926
Operating Income	$14,443,293	$13,672,927	$13,686,293	$(1,888,821)
Total Assets	$66,612,129	$60,201,606	$56,186,006	$52,682,599
Long-Term Obligations	$20,808,299	$17,635,157	$24,043,579	$31,240,273
Net Income per Unit	$673.67	$626.30	$602.43	$(114.18)
Distributions per Unit	$500	$388	$250	$0

(1)           Fiscal Year 2002 represents only a partial year of operations because we did not complete construction of our ethanol plant and commence operations until October 2002.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Application of Critical Accounting Policies

Accounting policies, methods and estimates are an integral part of our consolidated financial statements and are based upon management’s current judgments. Certain accounting policies, methods and estimates are particularly important because of their significance to the financial statements. Note A of the Notes to Financial Statements includes a summary of the significant accounting policies and methods we use. The following is a discussion of what we believe to be the most critical of these policies and methods.

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

Derivatives

We enter into derivative contracts to manage the Company’s exposure to price risk related to forecasted corn and natural gas purchases, forward corn purchase contracts and forecasted ethanol sales. We do not typically enter into derivative instruments other than for hedging purposes. All derivative contracts are recognized on the December 31, 2005 and 2004 balance sheets at their fair market value.

FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. (“FAS 133”) requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted from FAS 133 as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal are documented as normal and exempted from the accounting and reporting requirements of FAS 133.

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

At December 31, 2005 and 2004 no derivative contracts were designated as hedges for accounting purposes and all changes in market value have been recognized through cost of sales. The amount recorded for derivative contracts was a liability of $100,032 and $1,989,565 at December 31, 2005 and 2004. The Company has recorded an increase to cost of sales of $1,385,370, $2,205,578 and $621,722 related to its derivative contracts for the years ended December 31, 2005, 2004 and 2003.

Results of Operations for the Years Ended December 31, 2005 and 2004

We are engaged in the production and sale of fuel grade ethanol. Our plant was originally designed to annually process approximately 14 million bushels of corn into approximately 40 million gallons of ethanol. In 2005, we processed approximately 18 million bushels of corn into approximately 50 million gallons of ethanol. In addition, we sell distillers grains, a principal co-product of the ethanol-production process, which we sell as distillers modified wet grains and distillers dried grains. We also process carbon dioxide, which we started selling in July, 2005. In 2005, we produced approximately 168,000 tons of distillers grains and processed 97,000 tons of carbon dioxide. We completed construction of our ethanol plant and commenced operations in October 2002.

The following table shows sales and revenues, cost of sales, operating expenses and other items as a percentage of total sales and revenues in our statements of income for the years ended December 31, 2005 and 2004:

	2005		2004

Sales and revenues	$97,652,135	100.0%	$92,084,766	100.0%
Cost of sales	79,488,978	81.4%	75,471,115	82.0%
Gross margin	18,163,157	18.6%	16,613,651	18.0%

Selling, general and administrative expenses	3,284,996	3.4%	2,940,724	3.2%

Operating income	14,878,161	15.2%	13,672,927	14.8%

Interest expense	(1,591,002)	1.6%	(1,311,346)	1.4%
Interest income	34,056	0%	22,889	0%

Net income	$13,321,215	13.6%	$12,384,470	13.4%

Sales and Revenue

Our sales and revenues are divided into six categories based upon the source from which they are derived: sales of ethanol, sales of distillers grains, sales of carbon dioxide, marketing corn, ethanol supports and gas station sales. For the years ended 2005 and 2004, we derived approximately 78.4% and 78.3% of our sales and revenues from the sale of ethanol. Approximately 12.4% and 17.0% of our sales and revenues were derived from the sale of distillers grains for the years ended 2005 and 2004. Approximately 0.7% and 0.3% of our sales and revenues were derived from the sale of carbon dioxide for the years ended 2005 and 2004. The marketing of corn accounted for approximately 7.3% and 2.2% of our total sales and revenues during 2005 and 2004. Sales of E-85, E-10 and biodiesel, through our gas station, comprised approximately 0.3% of total sales for 2005. Ethanol supports accounted for 0.8% and 2.2% of our total sales and revenues for the year ended 2005 and 2004. The remaining 0.1% of sales for 2005 were from rental and miscellaneous income sources.

Our sales and revenues were higher in 2005 over 2004 due primarily to higher ethanol prices and increased ethanol production. Net gallons of denatured ethanol sold totaled 50,411,806 in fiscal 2005 compared to 49,041,928 in fiscal 2004. The average per gallon price we received for our ethanol sold for 2005 increased approximately 3.4% compared to the twelve months ended December 31, 2004. We sold approximately 1,369,878 more gallons of ethanol in 2005 as compared 2004. We believe that sales of ethanol, distillers grains and carbon dioxide will comprise roughly the same percentage of our aggregate sales and revenue for 2006 as our estimated sales and revenues from ethanol supports will be negligible in 2006. Further, while we foresee making new sales of corn protein concentrate and corn germ once our facility addition is completed, we do not expect the value of those sales to be significant in 2006. Additionally, we expect sales of carbon dioxide to exceed 100,000 tons in 2006 with revenues of approximately $812,000.

Cost of Sales

Our cost of sales as a percentage of our total sales and revenues were 81.4% and 82.0% for the years ended 2005 and 2004. The decrease in cost of sales from 2004 to 2005 is primarily due to a reduction in the cost of corn, our principal input commodity. We received approximately $.8 million and $2 million in government incentive payments for the years ended 2005 and 2004. We anticipate that ethanol supports from the federal or state government in 2006 will be negligible.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses as a percentage of total sales and revenues were 3.4% and 3.2% for the years ended 2005 and 2004. Excluding ethanol supports, our total sales and revenues increased by approximately $6.8 million or 7.6% from the year ended 2004 to the year ended 2005, while our selling, general and administrative expenses increased by approximately $344,272 or 11.7%. The increase is due primarily to costs associated with the opening of our Smart Station. We believe that our selling, general and administrative expenses will remain consistent as a percentage of sales and revenues in 2006.

Interest Expense/Income and Other Income

Our interest expense as a percentage of total sales and revenues were 1.6% and 1.4% for the years ended 2005 and 2004. Interest expense was $1,591,002 and $1,311,346 for 2005 and 2004. Interest expense increased due to the Company refinancing our existing debt on June 29, 2005 and writing-off approximately $435,000 of the unamortized balance of financing costs from the original plant construction financing. We began our fiscal year 2005 with debt financing totaling approximately $21 million and ended the fiscal year with debt financing totaling approximately $23 million. This increase is due to the refinancing of our debt obligations relating to the construction of the facility addition.

Our interest income and other income as a percentage of total sales and revenues was negligible for the years ended 2005 and 2004. We do not expect to receive any significant interest income or other income unrelated to our sales and revenue in 2006.

Corn Procurement

In 2005, we purchased approximately 18.1 million bushels of grain for processing. In 2004, we purchased approximately 17.9 million bushels of grain for processing. We currently have approximately 23% of our fiscal 2006 grain requirements purchased, which is equivalent to approximately 3 months of production. Last year at approximately this time we had roughly 70% of our fiscal 2005 grain requirements purchased, which was equivalent to approximately 9 months of production.

Results of Operations for the Years Ended December 31, 2004 and 2003

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

Sales and Revenue

For fiscal year 2004, our sales and revenues are divided into five categories based upon the source from which they are derived: sales of ethanol, sales of distillers grains, sales of carbon dioxide, marketing corn and ethanol supports. For the years ended 2004 and 2003, we derived approximately 78.3% and 70.2% of our sales and revenues from the sale of ethanol. Approximately 17.0% and 14.5% of our sales and revenues were derived from the sale of distillers grains for the years ended 2004 and 2003. Approximately 0.3% of our sales and revenues were derived from the sale of carbon dioxide for the year ended 2004. We did not have any sales of carbon dioxide for the year ended 2003. The marketing of corn accounted for approximately 2.2% and 1.5% of our total sales and revenues during 2004 and 2003. The remaining 2.2% and 13.8% of our total sales and revenues for the year ended 2004 and 2003 were from ethanol supports.

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

Trends and Factors that May Affect Future Operating Results

Ethanol Supports

As described in Item 1 – Business, we receive significant benefits from federal and state statutes, regulations and programs and the trend at the governmental level appears to be to continue to try to provide economic support to the ethanol industry. Notwithstanding the above, changes to federal and state statutes, regulations or programs could have an adverse effect on our business. Recent federal legislation, however, has benefited the ethanol industry. In 2005, the Energy Policy Act was passed which contained a new support program, the RFS, which requires fuel refiners to use a certain minimum amount of renewable fuels (including ethanol) which will rise to 7.5 billion gallons by 2012. The Energy Policy Act also provides a small producer credit allowing qualifying producers to deduct form their federal income taxes $0.10 per gallon for the first 15 million gallons of ethanol produced in a given year. The VEETC, which provides a volumetric ethanol excise tax credit of 5.1 cents per gallon of ethanol blended at 10%, also encourages refiners and gasoline blenders to use ethanol.

Similarly, the Wisconsin legislature is considering a bill to mandate that all gasoline sold in Wisconsin be blended with 10% ethanol. This legislation could increase total ethanol demand in Wisconsin to approximately 180 million gallons from approximately 120 million gallons today. The failure to pass this new legislation, or the removal of, or changes to, this legislation and programs could significantly impact our business and the ethanol industry.

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

Competition and Product Demand

Ethanol demand in the United States in 2005 was approximately equal to ethanol production in the United States in 2005 at 4.3 billion gallons. Plans to construction new ethanol plants or expand existing plants have been announced which would increase ethanol production (if all plants and expansions are completed) to approximately 6.3 billion gallons.

Ethanol demand is influenced primarily by its cost in relation to availability and cost of gasoline and other octane enhancing products, and also by availability of alternative oxygenates (where oxygenated fuels are required). The dramatic increase in gasoline prices in 2005 has increased demand for ethanol as a fuel extender, as the net cost of ethanol to blenders became less than unblended gasoline. With continued strong oil prices, and a corresponding increase in gasoline pricing, ethanol has become a much more competitive product in the marketplace. While a similarly dramatic decrease in the price of oil would have a negative effect on ethanol demand, such a decrease is not currently anticipated by most industry analysts. This increasing interest in ethanol could result in additional demand for ethanol and also additional production capacity being planned and built. The Renewable Fuels Association is predicting an additional 2 billion gallons of ethanol production in the next fourteen months. This additional production will come both from new plants already under construction and existing plants that are currently expanding.

Negative publicity received by a competing oxygenate of ethanol, MTBE, in California and other states has also affected ethanol demand. Based on the discovery of MTBE in local water supplies, then California Governor Gray Davis issued an executive order in March of 1999 calling for the elimination of MTBE from California gasoline supplies by December 31, 2002. During 2004 and 2005, we shipped a significant quantity of ethanol to California. Other states have also legislated restrictions on the use of MTBE on the basis that the environmental risk of its use outweighs the air quality benefit. Under the provisions of the federal 1990 Clean Air Act, gasoline used in certain air quality “non-attainment” areas must contain a certain oxygen content during the wintertime months of September through March. Ethanol and MTBE are the two most common oxygenates. When MTBE use is limited, ethanol demand and usage will be substantially increased. The east coast areas of New York and Connecticut began using ethanol blended gasoline as of January 1, 2005, thus further increasing demand. The continued enforcement of the oxygenate standard could have a significant positive impact on ethanol demand. The replacement of MTBE with ethanol in California, Connecticut and New York will require approximately 1.7 billion gallons of ethanol each year to be consumed in those areas.

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

We have traditionally sold a majority of our fuel ethanol production based on short-term contracts. We are now attempting to make greater use of longer-term contracts to sell fuel ethanol to take advantage of the relatively higher price for ethanol. We believe that this strategy will provide a better basis for long-term planning, especially in the areas of production and margin predictability. As of February 12, 2006, we have contracted to sell 72% of our estimated ethanol production through December 2006.

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

Due to the significant expansion of the ethanol industry, corn futures have recently started to respond to this new demand. This trend is likely to continue but certainly is not the only factor. Factors such as USDA estimates of acres planted, export demand and domestic usage also have significant effects on the corn market. Ultimately, weather has and will probably continue to weigh the heaviest on the corn market. Current USDA estimates show a 2 billion bushel excess supply of corn from 2005. This large amount of excess corn should help limit the volatility of, and increases in, corn prices well into the 2006 spring planting season. Then other factors such as acres planted and weather could start to have more of an impact and lead to potentially volatile and higher corn prices.

Natural Gas Prices

Natural gas is an important input in our manufacturing process. We use natural gas to dry distillers grains for storage and transportation over longer distances. This allows us to market distillers grains to broader livestock markets in the United States. Throughout 2005, natural gas prices were available at prices exceeding historic average prices. Our current natural gas usage is approximate 121,000 British thermal units per month. We expect natural gas prices to remain high and possibly increase at least during the winter months of 2005-2006.

Due to the active hurricane season in late 2005 that disrupted up to 29% of the natural gas wells, natural gas prices became historically high and volatile and we expect this trend to continue into 2006. Natural gas prices also tend to follow crude oil prices. Crude oil also hit historic highs during 2005 and we expect 2006 to be similar. We are currently 52% hedged on natural gas for the balance of 2006.

Liquidity and Capital Resources

As of December 31, 2005, we had cash and cash equivalents of $1,526,528, current assets of $12,962,798 and available unused revolving loan proceeds of $9 million. For the year ended 2005, cash provided by operating activities was $14,578,273, cash paid for property and equipment was $9,977,465 and net cash used in financing activities was $6,013,663.

On June 29, 2005, we entered into a Credit Facility with Agstar. The Credit Facility was structured as two term loans in the aggregate amount of $15,491,087 (the “Term Loan”), a convertible loan in the amount of $20,000,000 (the “Convertible Loan”), and a revolving loan in the amount of $9 million (the “Revolving Loan”). The Credit Facility replaces the Company’s prior credit facility with First National Bank of Omaha (the “Prior Facility”), and also allows the Company to pay costs incurred by the Company under the Design-Build Agreement (as defined below) and related agreements, and to provide for operating capital.

The Term Loan is structured as two Promissory Notes in the original principal amounts of $5,891,087 (“Note #1”) and $9,600,000 (“Note #2”). Note #1 and  Note #2 bear interest at a fixed rate of 6.97%. The Convertible Loan and the Revolving Loan bear interest at a variable rate equal to 2.75% above the LIBOR rate. The Company has the option to convert the Convertible Loan to a fixed rate loan under certain conditions, and the interest rates for Note #1, Note #2, the Convertible Loan and the Revolving Loan are subject to adjustment based on certain capital conditions of the Company.

Borrowings under the Credit Facility are secured by substantially all of the assets of the Company. The Credit Facility contains financial and other covenants, and includes restrictions on certain activities of the Company, such as incurring additional debt. If an event of default, such as failure to make required payments or a failure to comply with covenants after any applicable grace period, were to occur under the Credit Facility, Agstar would be entitled to, among other remedies, declare all amounts outstanding under the facility immediately due and payable, and to enforce its security interest and mortgage on the assets of the Company. The Company is in compliance with those covenants.

To date we have spent approximately $7 million in construction and related costs on the facility addition. We anticipate that capital expenditures for the next year will be approximately $18 million for the continued construction of the build-out of our facility. We do not anticipate any other material expenditures over the next year.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

We have the following contractual obligations as of December 31, 2005:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 Years	More than 5 Years
Long-term debt	$22,952,862	$2,144,563	$8,528,557	$12,279,742
Operating leases	0	0	0	0
Total contractual obligations	$22,952,862	$2,144,563	$8,528,557	$12,279,742

Recent Accounting Pronouncements

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs – an amendment of ARB No. 43” (“FAS 151”), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. FAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of FAS 151 will have no impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”). FAS 154 replaces APB Opinion No. 20, “Accounting Changes” and FAS No. 3 “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. FAS 154 may require restatement of prior period financial statements for certain changes in accounting principles. The retroactive application of a change in accounting principle should be limited to the direct effect of the change. Changes in depreciation, amortization or depletion methods should be accounted for as a change in accounting estimate. Corrections of accounting errors will be accounted for under the guidance contained in APB Opinion No. 20. The effective date of this new pronouncement is for fiscal years beginning after December 15, 2005 and prospective application is required. The Company does not expect the adoption of FAS 154 to have a material impact on its consolidated financial statements.

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations are exposed to market risks primarily as a result of changes in interest rates and commodity prices. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results from holding our credit agreements.  The specifics of each credit agreement are discussed in greater detail in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operation.  A hypothetical 1% increase in interest rates applied to exposed liabilities as of December 31, 2005 would result in additional interest expense of approximately $200,000 for the remainder of 2006.

We use debt to finance our expenditures. These agreements expose us to market risk related to changes in interest rates.

The following table presents the carrying and fair value of our debt along with average interest rates. Fair values are calculated as the net present value of the expected cash flows of the financial instruments:

	Expected Maturity Dates
Financial Instrument	2006	2007	2008	2009	2010 & After	Total	Fair Value

Term Loan to AgStar	1,143,451	1,225,746	1,313,963	1,408,530	9,945,920	15,037,610	15,037,610
Interest Rate	6.97%	6.97%	6.97%	6.97%	6.97%
Convertible Loan Payable to AgStar	53,423	168,055	180,401	193,654	1,709,606	2,305,139	2,305,139

Interest Rate	Libor +2.75%	Libor +2.75%	Libor +2.75%	Libor +2.75%	Libor +2.75%
Note Payable to Utility Company	344,626	2,229,753				2,574,379	2,574,379
Interest Rate	3.00%	3.00%
Note Payable to Utility Company	576,263	587,894	599,760	611,866	624,217	3,000,000	3,000,000
Interest Rate	2.00%	2.00%	2.00%	2.00%	2.00%

Other Note Payable	26,800	8,934				35,734	35,734
Interest Rate	0%	0%

Commodity Price Risk

We are also exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process, and the sale of ethanol.  We seek to minimize the risks from fluctuations in the prices of corn through the use of hedging instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they do not qualify for hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of sales.  For example, we would generally expect that a 10% increase in the cash price of corn would produce a $100,000 increase in the fair value of our derivative instruments based on our positions at December 31, 2005.  Whereas a 10% decrease in the cash price of corn would produce a $100,000 decrease in the fair value of our derivative instruments based on our positions at December 31, 2005.

The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  As of December 31, 2005, the fair value of our derivative instruments for corn and ethanol was a liability of $100,032.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or ethanol.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

We estimate that our expected corn usage is approximately 18.1 million bushels per year for the production of 50.5 million gallons of ethanol.  As of today, we have cash, futures, and option contract price protection in place for 44% of our expected corn usage through December 31, 2006. We have 23% of our expected corn usage protected by cash purchase contracts through December 31, 2006. As we move forward, additional protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects but are expected to produce long-term positive growth for the Company. Our current corn hedge position is based upon the amount of ethanol that we have currently sold for future delivery. This protects us against an increase in the variable price of our corn purchased against a fixed sales price of our ethanol sold. We intend to continue our hedging strategy based upon ethanol sales and market conditions.

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

 As of today, we have forward cash contract price protection in place for 72% of our expected ethanol production through December 31, 2006.  As we move forward, additional protection may be necessary.  As ethanol prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  As we move forward into summer, additional price protection may be required.  Depending on energy market movements, crop prospects and weather, these price protection positions may cause short-term adverse effects but are expected to produce long-term positive growth for the Company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and supplementary data are included on pages F-1 to F-16 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of December 31, 2005 (the “Evaluation Date”), have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name

Age

Position

John L. Malchine	68	Chairman of the Board and Chief Executive Officer
Gary L. Kramer	57	President, General Manager and Director
David Kolsrud	57	Secretary and Director
Don Endres	45	Treasurer and Director
Wayne Mitchell	50	Director
Robert Wright	53	Director
David Fick	54	Director
James Leitzinger	50	Chief Financial Officer

John L. Malchine, Chairman of the Board and Chief Executive Officer

Mr. Malchine is a co-founder and has served on our Board of Directors as Chairman since May 2000. His term as a Director expires in 2007. Approximately seventy percent of Mr. Malchine’s professional time is devoted to his capacity as Chairman of the Board and Chief Executive Officer. Mr. Malchine assumed the role of Chief Executive Officer of the Company on August 30, 2001. From 1989 to March 2001, he served as president and co-owner of Norway Associates, Inc., a private real estate company that develops real estate projects for clinics. Norway Associates is currently inactive. From 1954 to 1994, Mr. Malchine was a self-employed farmer. From 1995 to 2002, Mr. Malchine was the chairman of the Wisconsin Agriculture, Trade and Consumer Protection Board. From 1997 to the present, he has also been a member of the Board of the Wisconsin Tax Commission, which regulates agricultural assessments in Wisconsin. From 1983 to the present, he has been a member of the Board of Directors of a unit of M&I Bank, in Burlington, Wisconsin, and is currently chairman of the loan committee. Mr. Malchine is also on the Board of Governors of the Southern Region of the Aurora Health Care System, which owns three hospitals and 21 clinics in southern Wisconsin. Mr. Malchine was elected to the Board of Adkins Energy in February 2000. He resigned in April 2000 from Adkins, and the cooperative redeemed his investment.

Gary L. Kramer, D.V.M., President, General Manager and Director

Dr. Kramer is a co-founder and has served on our Board of Directors since May 2000. His term as a Director expires in 2008. Mr. Kramer devotes all of his professional time to his capacity as President, General Manager and Director. From 1973 to 2001, Dr. Kramer was a veterinarian, and recently retired as president and senior partner at Chapin, Sutter, Chapin, Ltd., of Lena, Illinois, a veterinary service corporation employing eight veterinarians. He received a doctorate in Veterinary Medicine from Iowa State University. Prior to co-founding Badger State Ethanol, Dr. Kramer served as President of the Adkins Energy Cooperative from December 1998 to April 2000. Dr. Kramer has also served as a member of a number of professional organizations, including the American Veterinary Medical Association, American Association of Bovine Practitioners, Illinois Veterinary Medical Association, and Northern Illinois Veterinary Medical Association.

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

Don Endres, Treasurer and Director

Mr. Endres has served on our Board of Directors since August 2001. His term as a Director expires in  2008. Approximately five percent of his professional time is devoted to his capacity as Treasurer and Director of the Company. Mr. Endres contributes more than 15 years of experience in building, operating and managing successful businesses. Mr. Endres currently serves as principal investor, Chairman and Chief Executive Officer of VeraSun Energy Corporation, an ethanol producer in Brookings, South Dakota. Mr. Endres also serves on the Board of Directors and Executive Committee of the Renewable Fuels Association. In 1999, Mr. Endres became a principal investor and board member of CoEv, Inc. CoEv turned profitable within the first year of operations and later merged with Tyco International Ltd. He also served as co-founder and Vice-Chairman of Glacial Lakes Energy, an ethanol production facility in Watertown, South Dakota. In 1985, Mr. Endres founded Special Teams, Inc. and served as President and General Manager. Special Teams was recognized by Inc. Magazine as one of the fastest growing privately held companies in the U.S. on the annual Inc. 500 List for both 1994 and 1995. It was sold to the American Express Company in 1995, and Mr. Endres served for two years as President of American Express Special Teams. Mr. Endres then co-founded and served as CEO of ExpressGold.com, Inc., an internet payments system company, which successfully merged with CyberSource Corporation in January of 2000. Mr. Endres graduated from South Dakota State University with a degree in Animal Science and minors in Computer Science and Economics. In 2000, he was recognized by South Dakota State University’s College of Engineering as “Entrepreneur of the Year.”

Wayne Mitchell, Director

Mr. Mitchell has served on our Board of Directors since May 2001, when he was appointed to fill the Fagen, Inc. permanent seat. Approximately five percent of his professional time is devoted to his capacity as a Director of the Company. Mr. Mitchell is Senior Vice President, Technology and Business Development for Fagen, Inc. and has been in their employee since June 2000. Prior to joining Fagen, he served as Process Team Leader from May 1998 to June 2000 for Reilly Industries, Inc., where he directed multidisciplinary teams engaged in chemical process research and development. From March 1998 to June 2000, Mr. Mitchell was President and owner of Solid Rock Consulting, LLC, a private company providing consulting services to the ethanol industry. Solid Rock Consulting, LLC is currently inactive. From May 1996 to May 1998, he worked as Plant Manager and Quality Assurance Manager for Micronutrients, LLC, an animal feed supplement manufacturer. Prior to joining Micronutrients, from January 1993 to May 1996, he served as the Design Engineer for Broin and Associates, Inc. where he performed detailed process design and start-up of dry grind ethanol plants. From August 1991 to January 1993, he served as senior environmental project engineer for Heritage Environmental Services, Inc. where he was involved in environmental consulting and project management at major oil refineries. Prior to that, Mr. Mitchell served as an area manager for Ethyl Corporation. Mr. Mitchell serves on the Board of Directors of five other ethanol plants, Husker Ag, LLC, in Plainview, NE, Platte Valley Fuel Ethanol, LLC in Central City, NE, United Wisconsin Grain Producers, LLC in Friesland, WI, Western Wisconsin Energy, LLC in Boyceville, WI, and Bushmills Ethanol, LLC in Atwater, MN. Mr. Mitchell has a B.S. in Chemical Engineering from the University of Wisconsin-Madison.

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

David Fick, Director

Mr. Fick has served on our Board of Directors since December 2004, when he was nominated by the Board of Directors to fill a vacated position.  In February 2005, Mr. Fick was elected by the members of the Company to the Board of Directors. Mr. Fick resigned his position on the Board of Directors on January 31, 2006. His term as a Director would have expired in 2006.

Nathan Klassy, New Nominee, Director

Mr. Klassy recently retired as Director of Public Works for the City of Monroe, Wisconsin a position he held for over 14 years. Through this position, Mr. Klassy effectively directed the business of the city while at the same time establishing hundreds of contacts throughout Wisconsin. Mr. Klassy continues to maintain contacts with several departments of the State of Wisconsin including the Departments of Transportation, Highways, Airports, Railroads, and DNR. Mr. Klassy serves on the Monroe Planning Commission and the Southwestern Regional Planning Commission, appointed by the Governor. Mr. Klassy is also on the Green County Solid Waste Board and Greenwood Cemetery Board, serving as chair on both.

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

Audit Committee and Audit Committee Financial Expert

The Company does not have a separately-designated standing audit committee and our Board of Directors has not determined whether or not any Director qualifies as an audit committee financial expert, as defined under 17 C.F.R. § 228.401. The Company is not required to have an audit committee because it is not a listed issuer, as defined in Rule 10A-3 under the Securities Exchange Act of 1934.

Code of Ethics

The Company has adopted a code of ethics. A copy of the Company’s code of ethics is filed as Exhibit 14.1 hereto.

ITEM 11. EXECUTIVE COMPENSATION

Gary Kramer serves as our President and General Manager. In 2005, he was compensated by us at an annual base salary of $100,000 per year. His current yearly salary is $125,000. John Malchine serves as Chief Executive Officer. In 2005, he was compensated by us at an annual base salary of $36,000 per year. His current salary is $45,000.

We reimburse our officers for reasonable expenses incurred in connection with services rendered on our behalf. We recruit and hire permanent employees who are compensated on a regular basis pursuant to agreed upon salaries. We have not and do not expect to establish any option based or other type of equity incentive plan for employees. However, we offer to our full-time employees typical health and other employee benefits that do not discriminate in scope, terms or operation in favor of our executive officers or directors and that are available to all of our salaried employees.

The following table summarized the compensation earned by our Chief Executive Officer and each of the other four most highly compensated executive officers in 2005, and for the years indicated below.

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Other	Restricted Stock Awards	Securities Underlying Options/SARS	LTIP Payout	All Other Compensation
John L. Malchine	2004	$36,000	$0	$0	$0	$0	$0	$0
Chief Executive	2005	$36,000	$0	$0	$0	$0	$0	$0
Officer	2006	$45,000	$0	$0	$0	$0	$0	$0

Gary Kramer	2004	$100,000	$0	$0	$0	$0	$0	$0
President and	2005	$100,000	$0	$0	$0	$0	$0	$0
General Manager	2006	$125,000	$0	$0	$0	$0	$0	$0

James Leitzinger	2004	$65,000	$0	$0	$0	$0	$0	$0
Chief Financial	2005	$72,100	$0	$0	$0	$0	$0	$0
Officer	2006	$78,355	$0	$0	$0	$0	$0	$0

Employment Agreements

We have no written employment agreements with any officer or Director. We may in the future enter into employment agreements with our officers or other employees that we may hire.

Reimbursement of Expenses

Other than Mr. Malchine, Dr. Kramer and our Chief Financial Officer, we do not pay our officers and Directors any fees or salaries for their services to us; however, we do reimburse our officers for reasonable expenses incurred in connection with their service to us. During 2005, we reimbursed our officers and Directors a total of $36,274. We estimate that our officers and Directors will incur approximately $40,000 in reimbursable out-of-pocket expenses in the next 12 months. This is only an estimate and our officers and Directors expenses could be substantially higher than we anticipate.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

We have no compensation plans under which the Company’s securities are authorized for issuance. The following table sets forth certain information concerning the beneficial ownership of our Class A member units as of March 2, 2006. Unless otherwise indicated, the business address of each of the persons below is 820 West 17th Street, Monroe, Wisconsin 53566.

Title	Name and Address of Beneficial Owner		Amount and Nature of Beneficial Owner	Percent of Class
Director & Executive Officer	John L. Malchine	[1]	600	3.03%
Director & Executive Officer	Gary L. Kramer	[2]	920	4.65%
Director	David Fick		937	4.73%
Director	David Kolsrud		60	0.30%
Director	Don Endres		2,000	10.11%
Director	Wayne Mitchell		0	0.00%
Director	Robert Wright	[3]	25	0.13%
Executive Officer	James Leitzinger		5	0.03%
Director & Executive Officers as a group	All executive officers and directors	[4]	4,547	22.99%

[1] Beneficial ownership includes 500 units owned individually and 100 units owned in joint tenancy.
[2] Beneficial ownership includes 520 units owned individually and 400 units owned by arrangement.
[3] Includes 25 units owned by Murex, for which Mr. Wright disclaims beneficial interest.
[4] Includes the beneficial ownership of eight Directors and executive officers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since our inception, we have engaged in several transactions with related parties. We currently do not have outside Directors or unaffiliated members to evaluate related party transactions. Management believes that these transactions were as favorable as those that could have been obtained in an arms-length transaction.

Executive Salaries

We currently compensate our executive officers pursuant to oral agreements for the salaries set forth below. We are currently compensating John Malchine, our Chief Executive Officer, $45,000 per year pursuant to an oral agreement. We are currently compensating Gary Kramer, our President and General Manager, $125,000 per year pursuant to an oral agreement.

Ethanol Agreement

We entered into an ethanol purchase and marketing agreement with Murex granting Murex the exclusive rights to purchase and market all ethanol produced by the plant. Under the agreement, we have agreed to provide Murex with estimates of our production. Murex has agreed to purchase and deliver all the ethanol produced by the plant.

The agreement with Murex expires in 2009 and automatically renews for one-year terms after 2009 unless either party provides notice prior to the renewal anniversary date. In addition, the agreement may be terminated by either party in the event of the other party’s insolvency, force majeure for at least a period of twelve months, or the default, which is not cured, by the other party in the performance of any term or covenant. We may also terminate the agreement, following a decision of an arbitrator, if Murex breaches its obligation to use its best efforts to obtain for us the highest purchase price available for ethanol, after considering its own resale costs and transportation costs.

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

This exclusive agreement has an initial term which ended on October 25, 2005. The agreement was renewed under the automatic renewal provision which provides for successive one-year terms unless written notice of termination is issued 90 days prior to the end of the then current term. No written notice was provided by either party, therefore, this agreement is still in effect. This agreement may be terminated by the nondefaulting party in the event of default, which includes the failure to make payment when due, a default in the performance of a party’s covenants and agreements and the insolvency of a party.

United is an affiliate of ICM and Fagen. ICM was a member of the Company and had a representative on our Board of Directors until December, 2003. ICM was a prime subcontractor for the construction of the ethanol plant. Fagen is a member of the Company and currently has a representative on our Board of Directors. Fagen was the general contractor for the construction of the ethanol plant.

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

•                  Our Directors’ decisions regarding various matters, including expenditures that we make for our business, reserves for accrued expenses, including officers salaries and reimbursement of Director’s expenses, loan covenants, capital improvements and contingencies that will effect the amount of cash available for distribution to members. We have representatives of Murex and Fagen (an affiliate of United) on our Board and formerly had a representative of ICM (an affiliate of United) on our Board. We engage in transactions with Murex and United. Our expenditures, reserves and the amount of cash available for distribution may be affected by these transactions and our relationship with Murex and United.

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

•                  Fagen Inc., Mr. Mitchell, Mr. Endres, Mr. Kolsrud, Mr. Fick and Mr. Wright, are involved in and/or own interests in various ethanol construction and development projects throughout the United States and in Wisconsin. These projects will compete with our project for purchasing corn and other raw material supplies, and the sale of ethanol and distillers grains. Our operating agreement does not prevent our Directors from being involved in activities that compete with us.

•                  Our Directors or their affiliates may loan money to us for which we may pay interest up to a rate of prime plus 4%.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

For the fiscal year ended December 31, 2005 and 2004, professional services were performed by Grant Thornton LLP. The following table presents fees for professional services rendered by Grant Thornton LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2005 and 2004, and fees billed for other services rendered by Grant Thornton LLP during those periods.

	December 31, 2005	December 31, 2004
Audit Fees (1)	$99,115	$74,900
Tax Fees	20,225	11,000
All Other Fees	0	0
TOTAL	$119,340	$85,900

(1) Represents the aggregate fees billed covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2004 and 2005.

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

PART IV

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

(a)           Financial Statements. An index to the financial statements included in this report appears at page F-1. The financial statements appear at page F-2 through F-16 of this report.

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

10.8

First Amendment to Construction Loan Agreement dated August 27, 2002, by and between First National Bank of Omaha and Badger State Ethanol, LLC. Filed as Exhibit 10.8 to the registrant’s annual report for the period ending December 31, 2002 on Form 10-K (Commission File 333-50568) and incorporated by reference herein.

10.9

Second Amendment to Construction Loan Agreement dated January 1, 2004, by and between First National Bank of Omaha and Badger State Ethanol, LLC. Filed as Exhibit 10.9 to the registrant’s annual report for the period ending December 31, 2002 on Form 10-K (Commission File 333-50568) and incorporated by reference herein.

10.10

Revolving Promissory Note dated August 25, 2005, by and between First National Bank of Omaha and Badger State Ethanol, LLC. Filed as Exhibit 10.10 to the registrant’s annual report for the period ending December 31, 2005 on Form 10-K (Commission File 333-50568) and incorporated by reference herein.

10.11

Loan Agreement, dated June 22, 2005 by and among Badger State Ethanol, LLC and Agstar Financial Services, PCA, and the related Promissory Notes, Convertible Note and Revolving Note. Filed as Exhibit 10.1 to the registrant’s quarterly report for the period ending June 30, 2005 on Form 10-Q (Commission File 333-50568) and incorporated by reference herein.

10.12

Agreement Between Owner and Design-Builder, dated June 23, 2005, by and between Badger State Ethanol, LLC and AMG/GCI, LLC. Filed as Exhibit 10.2 to the registrant’s quarterly report for the period ending June 30, 2005 on Form 10-Q (Commission File 333-50568) and incorporated by reference herein.

10.13

License Agreement, dated June 23, 2005, by and between Badger State Ethanol, LLC and CVP, LLC. Filed as Exhibit 10.3 to the registrant’s quarterly report for the period ending June 30, 2005 on Form 10-Q (Commission File 333-50568) and incorporated by reference herein. *

10.14

Services and Guarantee Agreement, dated June 23, 2005, by and between Badger State Ethanol, LLC and CVP, LLC. Filed as Exhibit 10.4 to the registrant’s quarterly report for the period ending June 30, 2005 on Form 10-Q (Commission File 333-50568) and incorporated by reference herein. *

10.15

Corn Protein Concentrate Marketing Agreement, dated June 23, 2005, by and between Badger State Ethanol, LLC and Quality Technology International, Inc. Filed as Exhibit 10.5 to the registrant’s quarterly report for the period ending June 30, 2005 on Form 10-Q (Commission File 333-50568) and incorporated by reference herein. *

10.16

Corn Germ Marketing Agreement, dated July 7, 2005, by and between Badger State Ethanol, LLC and Quality Technology International, Inc. Filed as Exhibit 10.6 to the registrant’s quarterly report for the period ending June 30, 2005 on Form 10-Q (Commission File 333-50568) and incorporated by reference herein. *

10.17

Membership Interest Purchase Agreement dated August 5, 2005, by and between Badger State Ethanol, LLC and Farm City Elevator, Inc. Filed as Exhibit 10.7 to the registrant’s quarterly report for the period ending June 30, 2005 on Form 10-Q (Commission File 333-50568) and incorporated by reference herein.

14.1

Code of Ethics of Badger State Ethanol, LLC adopted September 29, 2005. Filed as Exhibit 14.1 to the registrant’s annual report for the period ending December 31, 2005 on Form 10-K (Commission File 333-50568).

Exhibit No.	Exhibit

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.

(b)           Reports on Form 8-K.  Current Report on Form 8-K, dated December 27, 2005, containing a copy of the Company’s newsletter and Current Report on Form 8-K, dated January 30, 2006 announcing the reclassification of the Company’s Class A Membership units.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 2, 2006	BADGER STATE ETHANOL, LLC

	By:	/s/ Gary L. Kramer
Gary L. Kramer
President and General Manager

In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

/s/ John L. Malchine	March 2, 2006
John L. Malchine
Chairman of the Board and Chief Executive Officer

/s/ Gary L. Kramer	March 2, 2006
Gary L. Kramer
Director, President and General Manager

/s/ David Kolsrud	March 2, 2006
David Kolsrud
Director and Secretary

/s/ Don Endres	March 2, 2006
Don Endres
Director and Treasurer

/s/ Wayne Mitchell	March 2, 2006
Wayne Mitchell
Director

/s/ Robert Wright	March 2, 2006
Robert Wright
Director

/s/ James Leitzinger	March 2, 2006
James Leitzinger
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Members

Badger State Ethanol, LLC

We have audited the accompanying consolidated balance sheets of Badger State Ethanol, LLC and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, members’ equity, and cash flows for each of the three years in the period ended December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Badger State Ethanol, LLC and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Madison, Wisconsin
January 30, 2006

BADGER STATE ETHANOL, LLC

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

	2005	2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,526,528	$3,807,383
Accounts receivable:
Trade	6,045,414	5,896,669
Government incentive payments	—	100,000
Inventories	5,127,902	2,513,357
Margin deposits	144,234	2,191,259
Other assets	118,720	189,615

Total current assets	12,962,798	14,698,283

PROPERTY AND EQUIPMENT, at cost
Plant buildings and equipment	51,117,796	47,880,729
Land and land improvements	1,609,737	1,398,917
Office buildings and equipment	499,467	476,467
	53,227,000	49,756,113
Less accumulated depreciation and amortization	7,170,632	4,780,896
	46,056,368	44,975,217
Construction in progress	6,500,133	—
	52,556,501	44,975,217

OTHER ASSETS
Intangible assets	868,000	—
Other	224,830	528,106
	1,092,830	528,106

TOTAL ASSETS	$66,612,129	$60,201,606

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$2,144,563	$3,409,246
Accounts payable	2,084,725	1,700,616
Accrued property taxes	307,449	419,973
Accrued liabilities	434,737	644,259
Derivative contracts	100,032	1,989,565
Deferred revenue	1,010,200	329,569

Total current liabilities	6,081,706	8,493,228

LONG-TERM DEBT, less current maturities	20,808,299	17,635,157

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Members’ contributions	17,859,787	17,859,787
Retained earnings	21,862,337	16,213,434
	39,722,124	34,073,221

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$66,612,129	$60,201,606

The accompanying notes are an integral part of these consolidated statements.

BADGER STATE ETHANOL, LLC

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Sales and revenues	$97,652,135	$92,084,766	$74,149,226
Cost of sales	79,488,978	75,471,115	57,799,611

Gross margin	18,163,157	16,613,651	16,349,615

Selling, general and administrative expenses	3,284,996	2,940,724	2,663,322

Operating income	14,878,161	13,672,927	13,686,293

Interest expense	(1,591,002)	(1,311,346)	(1,846,937)
Interest income	34,056	22,889	7,894
Other income	—	—	65,229

Net income	$13,321,215	$12,384,470	$11,912,479

Net income per unit - basic and diluted	$673.67	$626.30	$602.43

Weighted average units outstanding - basic and diluted	19,774	19,774	19,774

The accompanying notes are an integral part of these consolidated statements.

BADGER STATE ETHANOL, LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

Years ended December 31, 2005, 2004 and 2003

	Members’ units	Members’ contributions	Retained earnings (accumulated deficit)	Total

Balance, January 1, 2003	19,774	$17,859,787	$(3,140,015)	$14,719,772

Net income	—	—	11,912,479	11,912,479

Balance, December 31, 2003	19,774	17,859,787	8,772,464	26,632,251

Dividends paid	—		(4,943,500)	(4,943,500)

Net income	—		12,384,470	12,384,470

Balance, December 31, 2004	19,774	17,859,787	16,213,434	34,073,221

Dividends paid	—		(7,672,312)	(7,672,312)

Net income	—		13,321,215	13,321,215

Balance, December 31, 2005	19,774	$17,859,787	$21,862,337	$39,722,124

The accompanying notes are an integral part of these consolidated statements.

BADGER STATE ETHANOL, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities
Net income	$13,321,215	$12,384,470	$11,912,479
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,949,267	2,445,422	2,350,170
Changes in operating assets and liabilities:
Trade accounts receivable	(148,745)	(1,767,505)	(712,783)
Government incentive payments receivable	100,000	1,012,426	(1,112,426)
Inventories	(2,614,545)	(130,080)	(632,034)
Margin deposits	2,047,025	(1,957,259)	176,000
Other assets	70,895	300,842	(218,440)
Derivative contracts	(1,889,533)	2,225,302	(666,976)
Accounts payable	384,109	960,775	(1,168,778)
Accrued property taxes	(112,524)	139,973	280,000
Accrued liabilities	(209,522)	(789,396)	441,987
Deferred revenue	680,631	329,569	—

Net cash provided by operating activities	14,578,273	15,154,539	10,649,199

Cash flows from investing activities
Cost of property and equipment	(9,977,465)	(2,077,890)	(1,162,794)
Payments for intangible assets	(868,000)	—	—

Net cash used in investing activities	(10,845,465)	(2,077,890)	(1,162,794)

Cash flows from financing activities
Net change in line of credit	—	—	(1,747,980)
Payments of financing fees	(249,810)	—	(306,000)
Proceeds from long-term debt financing	20,796,226	—	927,880
Payments on long-term debt financing	(18,887,767)	(6,136,256)	(7,142,181)
Payment of dividends	(7,672,312)	(4,943,500)	—

Net cash used in financing activities	(6,013,663)	(11,079,756)	(8,268,281)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,280,855)	1,996,893	1,218,124

Cash and cash equivalents at beginning of year	3,807,383	1,810,490	592,366

Cash and cash equivalents at end of year	$1,526,528	$3,807,383	$1,810,490

Supplemental disclosure of cash flow information:
Interest paid	$1,310,148	$1,381,947	$1,858,655

Supplemental disclosure of noncash operating, investing and financing activities:
Purchase of equipment with long-term debt	$—	$80,400	$—

The accompanying notes are an integral part of these consolidated statements.

BADGER STATE ETHANOL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Badger State Ethanol, LLC (the “Company”) operates an ethanol plant in Wisconsin that began operations in October 2002 and a fuel station that began operations in October 2005.  The Company sells its production of ethanol and related products domestically and operates in one business segment.  Revenue from fuel sales was not material for the year ended December 31, 2005.

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

1.   Principles of Consolidation

The accompanying consolidated financial statements for fiscal 2005 include the accounts of the Company and it’s wholly-owned subsidiaries, Spring Valley Ventures, LLC and Smart Station Ventures, LLC.  All significant intercompany transactions and balances have been eliminated in consolidation.

2.   Use of Estimates

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

3.   Revenue Recognition

The Company recognizes revenue at the time title to the goods and all risks of ownership transfer to customers.  This occurs upon the date of shipment.

The Company recognizes revenue from federal and state incentive payments when all requirements of the program have been met and payments are assured.

4.   Freight Costs

The Company reflects freight costs associated with shipping its products to customers as a component of cost of goods sold.

5.   Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

6.   Accounts Receivable

Trade accounts receivable are due from customers for ethanol and distillers grains sales.  The Company grants credit to customers in the normal course of business.  Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required.  Accounts outstanding longer than the contractual payment terms are considered past due.  Management performs on-going credit evaluations of customers and maintains allowances for potential credit losses when required.  At December 31, 2005 and 2004, the Company believes all receivables are fully collectible and no allowance for doubtful accounts is deemed necessary.  This decision is based on considering a number of factors, including length of time trade accounts receivable are past due, the customers’ previous loss history, the customers’ current ability to pay their obligations to the Company, and the condition of the general economy and the industry as a whole.  The Company writes-off accounts receivables when they become uncollectible, and payments subsequently received on such receivables are directly credited as a reduction to bad debt expense.  As of this filing, there have been no write-offs.  Interest is charged on past due receivables for purchases on the Company’s fuel charge card.

7.   Concentrations of Credit Risk

The Company’s cash balances are maintained in bank depositories primarily at one financial institution and exceed federally insured limits.  The Company does not believe it is exposed to significant credit risk as it relates to cash balances.  Accounts receivable are primarily with two customers (see note I) and the Company, generally, does not require collateral or other security to support these receivables.

8.   Fair Value of Financial Instruments

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

9.   Inventories

Inventories are stated at the lower of cost or net realizable value.  Costs are determined using the first-in, first-out (FIFO) method.

10.  Derivative Instruments

The Company enters into derivative contracts to manage the Company’s exposure to price risk related to forecasted corn, forward corn purchase contracts and forecasted ethanol sales.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the December 31, 2005 and 2004 balance sheets at their fair market value.

FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Actvities”, (“FAS 133”) requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted from FAS 133 as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal are documented as normal and exempted from the accounting and reporting requirements of FAS 133.

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

At December 31, 2005 and 2004 no derivative contracts were designated as hedges for accounting purposes and all changes in market value have been recognized through cost of sales.  The amount recorded for derivative contracts was a liability of $100,032 and $1,989,565 at December 31, 2005 and 2004.  The Company has recorded an increase to cost of sales of $1,385,370, $2,205,578 and $621,722 related to its derivative contracts for the years ended December 31, 2005, 2004 and 2003.

11.  Property and Equipment

Property and equipment are stated at cost, including capitalized interest incurred during the period of asset completion or preparation for use, less accumulated depreciation.  Depreciation and amortization of property and equipment are provided in amounts sufficient to relate the cost of the related assets to operations over their estimated service lives using the straight-line method.  Depreciation and amortization for income tax reporting purposes are computed using accelerated methods.  The ranges of the estimated useful lives for the major classes of property and equipment are as follows:

Plant buildings and equipment	5 to 30 years
Land and land improvements	10 to 30 years
Office buildings and equipment	3 to 30 years

12.  Intangible Assets

Intangible assets consist of costs related to licensed technology for use within the Company’s plant. The costs are capitalized as incurred and amortized over their estimated useful lives of two years using the straight-line method.

13.  Net Income Per Unit

Basic and diluted net income per unit are computed by dividing the net income by the weighted average units outstanding for the year.  At December 31, 2005, 2004 and 2003, the Company had no equity instruments that would be considered unit equivalents for purposes of calculating net income per unit.

14.  Recent Accounting Pronouncements

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs – an amendment of ARB No. 43” (“FAS 151”), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards.  FAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges.  It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  FAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of FAS 151 will have no impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections–a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”). FAS 154 replaces APB Opinion No. 20, “Accounting Changes” and FAS No. 3 “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. FAS 154 may require restatement of prior period financial statements for certain changes in accounting principles. The retroactive application of a change in accounting principle should be limited to the direct effect of the change. Changes in depreciation, amortization or depletion methods should be accounted for as a change in accounting estimate. Corrections of accounting errors will be accounted for under the guidance contained in APB Opinion No. 20. The effective date of this new pronouncement is for fiscal years beginning after December 15, 2005 and prospective application is required. The Company does not expect the adoption of FAS 154 to have a material impact on its consolidated financial statements.

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE B - GOVERNMENT INCENTIVE PAYMENTS

The Company has recorded revenue of $633,333, $333 and $2,265,292 for the years ended December 31, 2005, 2004 and 2003, related to incentive payments received under the State of Wisconsin Producer Subsidy Payment program (Wisconsin Producer program).

The Company has recorded revenue of $175,253, $2,060,129 and $7,979,426 for the years ended December 31, 2005, 2004 and 2003 related to incentive payments received under the United States Department of Agriculture Commodity Credit Corporation’s Bioenergy Program (US CCC Program).

NOTE C - INVENTORIES

Inventories consist of the following at December 31:

	2005	2004

Raw materials	$3,411,478	$1,244,352
Work-in-process	395,198	355,202
Finished goods	1,321,226	913,803

Total inventories	$5,127,902	$2,513,357

NOTE D - ASSET ACQUISITION

On August 4, 2005, the Company loaned approximately $2,585,000 (the “Loan”) to Spring Valley Ventures, LLC, a Wisconsin limited liability Company (“Spring Valley Ventures”).  On August 5, 2005, the Company acquired all of the capital interests of Spring Valley Ventures for the amount of $103,360 and converted the Loan into equity interests in Spring Valley Ventures, which is now a wholly-owned subsidiary of the Company.  The Company acquired Spring Valley Ventures in order to provide additional corn storage and direct access to corn supply for the Company’s ethanol plant.  The assets of Spring Valley Ventures consisted only of land and grain elevator assets and did not include any other business operations or assumptions of liabilities.  The final acquisition price of approximately $2,700,000 has been allocated to land and land improvements and plant buildings and equipment on the balance sheet.

NOTE E - LONG-TERM DEBT

The Company executed a credit facility (the “Credit Facility”) with AgStar Financial Services, PCA (“AgStar”) dated June 22, 2005, which was held in escrow pursuant to an agreement between the parties and entered into on June 29, 2005.  The Credit Facility is structured as two notes payable in an original aggregate amount of $15,491,087 (the “Term Loan”), a convertible note payable in the amount of $20,000,000 (the “Convertible Loan”), and a revolving loan in the amount of $9,000,000 (the “Revolving Loan”).  The Credit Facility replaces the Company’s prior credit facility (the “Prior Facility”), and allows the Company to pay costs expected to be incurred under various agreements to construct the addition to the plant to produce corn protein concentrate and corn germ (see note F) and to provide for operating capital.

The Term Loan is structured as two Promissory Notes in the original principal amounts of $5,891,087 (“Note #1”) and $9,600,000 (“Note #2”).  Note #1 and Note #2 bear interest at a fixed rate of 6.97%.  The Convertible Loan and the Revolving Loan bear interest at a variable rate equal to 2.75% above the LIBOR rate.  The Company has the option to convert the Convertible Loan to a fixed rate loan under certain conditions, and the interest rates for Note #1, Note #2, the Convertible Loan and the Revolving Loan are subject to adjustment based on certain capital conditions of the Company.

Borrowings under the Credit Facility are secured by substantially all of the assets of the Company.  The Credit Facility contains financial and other covenants, and includes restrictions on certain activities of the Company, such as incurring additional debt.  If an event of default, such as failure to make required payments or a failure to comply with covenants after any applicable grace period, were to occur under the Credit Facility, AgStar would be entitled to, among other remedies, declare all amounts outstanding under the facility immediately due and payable, and to enforce its security interest and mortgage on the assets of the Company.  The Company was in compliance with these covenants at December 31, 2005.

At December 31, 2005, the Company had $15,037,610 outstanding under the Term Loan and $2,305,139 under the Convertible Loan.  There were no amounts outstanding on the Revolving Loan at December 31, 2005.  At December 31, 2004 the balance outstanding under the Prior Facility was $18,037,219.

Long-term debt consists of the following as of December 31:

	2005	2004

Note payable to First National Bank; refinanced with AgStar in June 2005	$—	$18,037,219
Term loan to AgStar, secured by a general business security interest; interest accrues at 6.97%. This note is payable in monthly principal and interest payments of $179,625, with a final payment due July 1, 2010.	15,037,610	—
Convertible loan to AgStar, secured by general business security interest; variable interest rate at LIBOR + 2.75%, (6.86% at December 31, 2005) with final payment due on the Conversion Date, the Conversion Date being such time as when the lender receives a project completion certificate.	2,305,139
Note payable to utility company; secured by specific equipment and guaranteed by the City of Monroe, Wisconsin; interest accrues at 3%. The note is payable in monthly principal and interest payments of $34,762 with a final payment due November 2007	2,574,379	2,908,831
Note payable to utility company; secured by specific equipment, interest accrues at 2%. The note is payable in monthly principal and interest payments of $52,583 with a final payment due December 2010.	3,000,000	—
Note payable; secured by specific equipment; payable in monthly principal payments of $2,233, with final payment due in 2007. This note was offered at zero percent financing.	35,734	98,353
	22,952,862	21,044,403
Less current maturities	2,144,563	3,409,246

	$20,808,299	$17,635,157

Future maturities of long-term debt as of December 31, 2005 are as follows:

Years ending December 31,
2006	$2,144,563
2007	4,220,382
2008	2,094,125
2009	2,214,050
2010	10,778,017
Thereafter	1,501,725

$22,952,862

NOTE F – COMMITMENTS AND CONTINGENCIES

The Company had forward contracts to purchase approximately 4,389,000 and 3,280,000 bushels of corn at various prices at December 31, 2005 and 2004.  The Company had additional forward contracts to purchase approximately 3,403,000 and 3,021,000 bushels of corn that were not yet priced at December 31, 2005 and 2004.  There were no unrealized losses on open forward contracts that were priced at December 31, 2005.   The Company recorded an unrealized loss of $218,989 on open forward contracts that were priced at December 31, 2004.

On June 29, 2005, the Company entered into various agreements to construct an approximately $25,000,000 addition to the Company’s ethanol plant for the production of corn protein concentrate and corn germ.  The Company expects commercial production to begin July 2006.  In addition, the Company entered into two marketing agreements with a third party: one for the sale of all the corn protein concentrate produced by the Company and the other for the sale of all corn germ produced by the Company.  These agreements expire on the fifth anniversary of the date of first commercial production.  As of December 31, 2005, construction costs of $6,500,133 are included in construction in progress.

In addition, the Company executed a license agreement dated as of June 23, 2005 with a third party (the “License Agreement”), which was entered into on June 29, 2005.  Pursuant to the License Agreement, the Company will license certain technology to use in the construction and operation of the addition to the Company’s plant.  The license provided under the License Agreement is irrevocable and perpetual.  The Company paid $868,000 in connection with the License Agreement which is recorded as intangible assets at December 31, 2005.

The Company leases railcars under an operating lease.  This lease continues on a month to month basis.  Total rent expense for all operating leases was $120,000, $63,750 and $68,625 for the years ended December 31, 2005, 2004 and 2003.  There were no future minimum lease payments under this lease as of December 31, 2005.

NOTE G - RELATED PARTIES

The Company’s sole ethanol marketing company is a member and has a representative on the Company’s Board of Directors.  Sales for the years ended December 31, 2005, 2004 and 2003 to the member were $76,540,450, $72,095,421 and $52,077,172, respectively.  Trade accounts receivable from the ethanol marketing company at December 31, 2005 and 2004 were $5,682,150 and $5,145,505, respectively.

In connection with the sales activities of the ethanol marketing company the Company recorded expenses of $5,080,378, $4,773,310 and $4,832,854 related to railcar, freight and marketing fees for the years ended December 31, 2005, 2004 and 2003.

An affiliate of the Company’s sole distillers grain marketing company is a member and has a representative on the Company’s Board of Directors. Sales for the years ended December 31, 2005, 2004 and 2003 to the distillers grain marketing company were $12,150,780, $15,667,441 and $10,765,583, respectively.  Trade accounts receivable from the distillers grain marketing company at December 31, 2005 and 2004 were $227,810 and $243,263, respectively.

NOTE H - RETIREMENT PLAN

Effective January 1, 2003, the Company established a 401(k) Plan for all employees of the Company.  The Company may make profit sharing contributions to the plan at the discretion of the Company’s Board of Directors.  The Company’s discretionary contribution was $54,243, $21,949 and $21,592 in 2005, 2004 and 2003.

NOTE I - MAJOR CUSTOMERS

The Company has two major customers that accounted for 79% and 13% of sales and revenues for the year ended December 31, 2005, 78% and 17% of sales and revenues for the year ended December 31, 2004 and 70% and 15% of sales and revenues for the year ended December 31, 2003. Revenue from major customers follows for the years ended December 31:

	2005	2004	2003

Ethanol marketing company	$76,540,450	$72,095,421	$52,077,172
Customer A	12,150,780	15,667,440	10,765,583

Accounts receivable from major customers consisted of the following as of December 31:

	2005	2004

Ethanol marketing company	$5,682,150	$5,145,505
Customer A	227,810	243,362

NOTE J - INCOME TAXES

Due to the Company’s organization as a limited liability company, the income or loss of the Company is reportable by the respective members on their personal income tax returns.  Therefore, no income tax provision has been included in the accompanying consolidated financial statements.

The differences between consolidated financial statement basis and tax basis of assets are as follows as of December 31:

	2005	2004

Consolidated financial statement basis of assets	$66,612,129	$60,201,606
Plus: derivative contracts, start-up costs and other, net	(548,164)	(376,282)
Less: accumulated tax depreciation and amortization greater than financial statement basis	(31,885,329)	(26,815,539)

Income tax basis of assets	$34,178,636	$33,009,785

There were no significant differences between the consolidated financial statement basis and tax basis of the Company’s liabilities.

NOTE K - MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company has three classes of member units:  Class A, Class B, and
Class C.

All members’ units outstanding at December 31, 2005, 2004 and 2003 are Class A member units and provide for voting and income allocation rights based upon the number of units held.

NOTE L - QUARTERLY INFORMATION (UNAUDITED)

The following is a summary of the Company’s quarterly operating results for the years ended December 31, 2005 and 2004:

	Quarterly
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Year ended December 31, 2005
Sales and revenues	$24,682,721	$22,629,981	$24,792,787	$25,546,646
Gross margin	5,253,202	3,491,657	4,605,599	4,812,699
Net income	4,205,134	2,026,971	3,527,398	3,561,712
Net income per unit - basic and diluted	$212.66	$102.51	$178.39	$180.11

	Quarterly
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Year ended December 31, 2004
Sales and revenues	$23,431,743	$22,318,528	$24,032,104	$22,302,391
Gross margin	9,229,219	1,117,404	1,345,899	4,921,129
Net income	8,124,885	40,339	312,195	3,907,052
Net income per unit - basic and diluted	$410.89	$2.04	$15.79	$197.58

NOTE M – SUBSEQUENT EVENTS

The Company’s Board of Directors on January 26, 2006 declared a distribution of $500 per unit to be paid to all members of record at December 31, 2005.  The total distribution will be $9,887,000.

The Company’s Board of Directors announced on January 30, 2006 its intent to engage in a reclassification of the Company’s Class A units.  The proposed transaction will provide for the reclassification of the Company’s Class A units held by unit holders who are the record holders of 20 or fewer Class A units.  In connection with the reclassification, each Class A unit held by such record holders will be reclassified on the basis of one Class A-1 unit for each Class A unit held by such unit holders.  All other Class A units will remain outstanding and be unaffected by the reclassification.  If the Company’s members approve the proposed amendments to the Company’s operating agreement and the reclassification is implemented, the Company anticipates having fewer than 300 Class A unit holders of record, which would enable the Company to voluntarily terminate the registration of its Class A units under the Securities Exchange Act of 1934.