Form 10-Q
period 2006-03-31
BADGER STATE ETHANOL LLC
filed 2006-05-15
CIK 1128546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filter.  See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes  ☒  No

As of May 12, 2006, the Company has issued 19,774 Class A member units.

BADGER STATE ETHANOL, LLC

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED

March 31, 2006

PART I - FINANCIAL INFORMATION

Item 1. – Consolidated Financial Statements (Unaudited)

BADGER STATE ETHANOL, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$32,484	$1,526,528
Accounts receivable:
Trade	7,495,123	6,045,414
Government incentive payments	475,000	—
Inventories	4,007,313	5,127,902
Margin deposits	—	144,234
Derivative contracts	151,651	—
Other assets	108,978	118,720

Total current assets	12,270,549	12,962,798

PROPERTY AND EQUIPMENT, at cost
Plant buildings and equipment	51,165,501	51,117,796
Land and land improvements	1,609,737	1,609,737
Office buildings and equipment	499,467	499,467
	53,274,705	53,227,000
Less accumulated depreciation and amortization	7,788,621	7,170,632
	45,486,084	46,056,368
Construction in progress	12,590,500	6,500,133
	58,076,584	52,556,501

OTHER ASSETS
Intangible assets	1,116,000	868,000
Other	212,339	224,830
	1,328,339	1,092,830

TOTAL ASSETS	$71,675,472	$66,612,129

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	2,423,622	2,144,563
Accounts payable	2,014,878	2,084,725
Accrued property taxes	230,966	307,449
Accrued liabilities	425,721	434,737
Derivative contracts	—	100,032
Deferred revenue	165,180	1,010,200

Total current liabilities	5,260,367	6,081,706

LONG-TERM REVOLVING LOAN	3,500,000	—
LONG-TERM DEBT, less current maturities	25,458,151	20,808,299

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Member contributions	17,859,787	17,859,787
Retained earnings	19,597,167	21,862,337
	37,456,954	39,722,124

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$71,675,472	$66,612,129

The accompanying notes are an integral part of these condensed consolidated statements

BADGER STATE ETHANOL, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2006	Three months ended March 31, 2005

Sales and revenues	$32,672,895	$24,682,721
Cost of sales	23,781,667	19,429,519
Gross margin	8,891,228	5,253,202

Selling, general and administrative expenses	990,474	768,178

Operating income	7,900,754	4,485,024

Interest expense	(294,032)	(293,495)
Interest income	15,108	13,605

Net income	$7,621,830	$4,205,134

Net income per unit – basic and diluted	$385.45	$212.66

Weighted average units outstanding – basic and diluted	19,774	19,774

The accompanying notes are an integral part of these condensed consolidated statements.

BADGER STATE ETHANOL, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2006	Three months ended March 31, 2005

Cash flows from operating activities
Net income	$7,621,830	$4,205,134
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	630,480	631,166
Changes in operating assets and liabilities:
Trade accounts receivable	(1,449,709)	150,583
Government incentive payments receivable	(475,000)	(533,333)
Inventories	1,120,589	(212,041)
Margin deposits	144,234	1,235,000
Other assets	9,742	51,524
Derivative contracts	(251,683)	(939,024)
Accounts payable	(69,847)	(255,316)
Accrued property taxes	(76,483)	(139,064)
Accrued liabilities	(9,016)	(64,750)
Deferred revenue	(845,020)	181,529

Net cash provided by operating activities	6,350,117	4,311,408

Cash flows from investing activities
Cost of property and equipment	(6,138,072)	(105,267)
Payments for intangible assets	(248,000)	—
Net cash used in investing activities	(6,386,072)	(105,267)

Cash flows from financing activities
Net change in long-term revolving loan	3,500,000	—
Net change in line of credit	—	525,000
Payment of dividends	(9,887,000)	(7,672,312)
Proceeds from long-term debt financing	5,442,246	—
Payments on long-term debt financing	(513,335)	(837,362)

Net cash used in financing activities	(1,458,089)	(7,984,674)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,494,044)	(3,778,533)

Cash and cash equivalents at beginning of period	1,526,528	3,807,383

Cash and cash equivalents at end of period	$32,484	$28,850

Supplemental disclosure of cash flow information:
Interest paid	$236,122	$304,408

The accompanying notes are an integral part of these condensed consolidated statements.

BADGER STATE ETHANOL, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Badger State Ethanol, LLC (the “Company”, “we”, “us” or “our”) operates an ethanol plant in Wisconsin that began operations in October 2002 and a fuel station that began operations in October 2005. The Company sells its production of ethanol and related products domestically and operates in one business segment. Revenue from the fuel station was not material for the three months ended March 31, 2006.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited consolidated financial statements for the year ended December 31, 2005, contained in the Company’s annual report on Form 10-K for 2005.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results expected for the full year.

NOTE B - INVENTORIES

Inventories consist of the following:

	March 31, 2006	December 31, 2005
Raw materials	$2,694,268	$3,411,478
Work-in-process	352,844	395,198
Finished goods	960,201	1,321,226
Total inventories	$4,007,313	$5,127,902

NOTE C – DERIVATIVE INSTRUMENTS

The Company enters into derivative contracts to manage the Company’s exposure to price risk related to forecasted corn purchases, forward corn purchase contracts and forecasted ethanol sales. The Company does not typically enter into derivative instruments other than for hedging purposes. All derivative contracts at March 31, 2006 and December 31, 2005 are recognized in the balance sheet at their fair market value.

FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“FAS 133”) requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted from FAS 133 as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal are documented as normal and exempted from the accounting and reporting requirements of FAS 133.

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

At March 31, 2006 and December 31, 2005 no derivative contracts were designated as hedges for accounting purposes and all changes in market value have been recognized through cost of sales. The amount recorded for derivative contracts at March 31, 2006 was an asset of $151,651 and a liability of $100,032 at December 31, 2005. The Company has recorded an increase to cost of sales of $866,261 and $728,447 related to its derivative contracts for the three months ended March 31, 2006 and 2005.

NOTE D - GOVERNMENT INCENTIVE PAYMENTS

The Company recognizes revenue from federal and state incentive payments when all requirements of the program have been met and payments are assured. The Company has recorded revenue of $475,000 and $633,333 related to incentive payments received under the State of Wisconsin Producer Subsidy Payment program for the three months ended March 31, 2006 and 2005. The Company has recognized revenue related to incentive payments under the United States Department of Agriculture Commodity Credit Corporation’s Bioenergy Program (US CCC Program) for the three months ended March 31, 2006 and 2005 of $15,154 and $59,612.

NOTE E - COMMITMENTS

The Company had forward contracts to purchase approximately 5,749,550 and 4,389,000 bushels of corn at various prices at March 31, 2006 and December 31, 2005. The Company had additional forward contracts to purchase approximately 3,800,000 and 3,403,000 bushels of corn that were not yet priced at March 31, 2006 and December 31, 2005. There were no unrealized losses on open forward contracts that were priced at March 31, 2006 and December 31, 2005.

On June 29, 2005, the Company entered into various agreements to construct an addition to the Company’s ethanol plant for the production of corn protein concentrate and corn germ at an estimated cost of $25,000,000. The Company expects commercial production to begin August 2006. In addition, the Company entered into two marketing agreements with a third party: one for the sale of all the corn protein concentrate produced by the Company and the other for the sale of all corn germ produced by the Company. These agreements expire on the fifth anniversary of the date of first commercial production. As of March 31, 2006 and December 31, 2005, construction costs of $12,590,500 and $6,500,133 are included in construction in progress.

In addition, the Company executed a license agreement dated as of June 23, 2005 with a third party (the “License Agreement”), which was entered into on June 29, 2005. Pursuant to the License Agreement, the Company will license certain technology to use in the construction and operation of the addition to the Company’s plant. The license provided under the License Agreement is irrevocable and perpetual. Cumulative amounts paid by the Company were $1,116,000 and $868,000 in connection with the License Agreement, which is recorded as intangible assets, at March 31, 2006 and December 31, 2005. The License Agreement will be amortized once the plant begins operating with the new addition. The total commitment for the licenses is included in the $25,000,000 commitment noted above.

The Company leases railcars under an operating lease. This lease continues on a month to month basis. Total rent expense for all operating leases was $31,875 and $30,000 for the three months ended March 31, 2006 and 2005.

NOTE F – RELATED PARTIES

The Company’s sole ethanol marketing company is a member and has a representative on the Company’s Board of Directors. Sales for the three months ended March 31, 2006 and 2005 to the member were $25,646,735 and $19,421,940, and trade accounts receivable at March 31, 2006 and December 31, 2005 were $7,077,642 and $5,682,150.

In connection with the sales activities of the ethanol marketing company, the Company recorded expenses of $1,925,150 and $1,428,800 related to railcar, freight and marketing fees for the three months ended March 31, 2006 and 2005.

An affiliate of the Company’s sole distillers grain marketing company is a member and has a representative on the Company’s Board of Directors. Sales for the three months ended March 31, 2006 and 2005 to the member were $3,377,564 and $3,098,006 and trade accounts receivable at March 31, 2006 and December 31, 2005 were $206,916 and $227,810.

NOTE G – RECLASSIFICATION OF MEMBER UNITS

We have filed a preliminary proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and a Rule 13e-3 Transaction Statement on Schedule 13e-3 pursuant to Section 13(e) of the Securities Exchange Act of 1934, as amended, and plan to hold a special meeting of the members of the Company to consider and vote upon a proposed Third Amended and Restated Operating Agreement that will result in a reclassification of the Company’s Class A member units held by unit holders who are the record holders of 20 or fewer Class A member units. If the reclassification is completed, the Company’s Class A member units held by unit holders who are the record holders of 20 or fewer Class A member units will be reclassified on the basis of one Class A-1 member unit for each Class A member unit held by such unit holders immediately prior to the effective time of the reclassification. All other Class A member units will remain outstanding and be unaffected by the reclassification except as described in the Company’s proxy statement described below. The effect of the reclassification will be to reduce the number of Class A unit holders of record to less than 300, which will allow the Company to suspend its reporting obligations with the Securities and Exchange Commission.

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

Application of Critical Accounting Policies

Accounting policies, methods and estimates are an integral part of our financial statements and are based upon management’s current judgments. Certain accounting policies, methods and estimates are particularly important because of their significance to the financial statements. Note A of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K includes a summary of the significant accounting policies and methods we use. The following is a discussion of what we believe to be the most critical of these policies and methods.

Revenue Recognition

We recognize revenue at the time title to the goods and all risks of ownership transfers to the customers. This occurs on the date of shipment.

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

Derivatives

We enter into derivative contracts to manage our exposure to price risk related to forecasted corn purchases, forward corn purchase contracts and forecasted ethanol sales. We do not typically enter into derivative instruments other than for hedging purposes. All derivative contracts at March 31, 2006 and December 31, 2005 are recognized in the balance sheet at their fair market value.

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

At March 31, 2006 and December 31, 2005 no derivative contracts were designated as hedges and all changes in market value have been recognized through cost of sales. The amount recorded for derivative contracts at March 31, 2006 was an asset of $151,651 and a liability of $100,032 at December 31, 2005. We have recorded an increase to cost of sales of $866,261 and $728,447 related to derivative contracts for the three months ended March 31, 2006 and 2005, respectively.

Summary

We are engaged in the production and sale of fuel grade ethanol. We have an annual capacity to process between approximately 18 and 19 million bushels of corn into between approximately 50 and 52 million gallons of ethanol. In addition, we sell distillers grains, a principal by-product of the ethanol production process, which we sell as distillers modified wet grains and distillers dried grains. We also sell carbon dioxide to third parties. In October 2005, we completed construction of an ethanol retail fuel station at our location in Monroe, Wisconsin. The fuel station sells fuel to the public in either 10% ethanol or 85% ethanol blends (with the balance made up of gasoline) and as biodiesel.

On November 2, 2005 we began the construction of our facility addition. We anticipate that the construction of the facility addition will be completed by approximately August 2006. We estimate capital expenditures for the construction of the addition to our facility and costs of licensed technology will be approximately $25,000,000.

We have filed a preliminary proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and a Rule 13e-3 Transaction Statement on Schedule 13E-3 pursuant to Section 13(e) of the Securities Exchange Act of 1934, as amended, and plan to hold a special meeting of the members of the Company to consider and vote upon a proposed Third Amended and Restated Operating Agreement that will result in a reclassification of the Company’s Class A member units held by unit holders who are the record holders of 20 or fewer Class A member units. If the reclassification is completed, the Company’s Class A member units held by unit holders who are the record holders of 20 or fewer Class A member units will be reclassified on the basis of one Class A-1 member unit for each Class A member unit held by such unit holders immediately prior to the effective time of the reclassification. All other Class A member units will remain outstanding and be unaffected by the reclassification except as described in the Company’s proxy statement described below. The effect of the reclassification will be to reduce the number of Class A unit holders of record to less than 300, which will allow the Company to suspend its reporting obligations with the Securities and Exchange Commission.

Results of Operations for the Three Months Ended March 31, 2006 and 2005

The following table shows the results of our operations and the percentages of sales and revenues, cost of sales, operating expenses and other items to total sales and revenues in our statements of operations for the three months ended March 31, 2006 and 2005:

	March 31, 2006		March 31, 2005
	Amount	%	Amount	%
Sales and revenues	$32,672,895	100.0	$24,682,721	100.0
Cost of sales	23,781,667	72.8	19,429,519	78.7
Gross margin	8,891,228	27.2	5,253,202	21.3

Selling, general and administrative expenses	990,474	3.0	768,178	3.1

Operating income	7,900,754	24.2	4,485,024	18.2

Interest expense	(294,032)	(.9)	(293,495)	(1.2)
Interest income	15,108.0		13,605.0

Net income	$7,621,830	23.3	$4,205,134	17.0

Sales and Revenues

Our sales and revenues are divided into six categories based upon the source from which they are derived:  (i) sales of ethanol, (ii) sales of distillers grains, (iii) marketing corn, (iv) sales of carbon dioxide, (v) ethanol incentive payments and (vi) gas station sales of fuel blended at 85% ethanol (“E-85”), 10% ethanol (“E-10”) and biodiesel. For the quarters ended March 31, 2006 and 2005, we derived approximately 78.5% and 78.7% of our sales and revenues from the sale of ethanol. Approximately 10.3% and 12.6% of our sales and revenues were derived from the sale of distillers grains for the three months ended March 31, 2006 and 2005. The marketing of corn accounted for approximately 7.6% and 5.4% of our sales and revenues for the three months ended March 31, 2006 and 2005. Sales of carbon dioxide accounted for 0.6% and 0.5% of sales for the quarters ended March 31, 2006 and March 31, 2005. Sales of E-85, E-10 and biodiesel, through our gas station, comprised approximately 1.4% of sales for the quarter ended March 31, 2006. There were no gas station sales of fuel for the three months ended March 31, 2005. Ethanol support payments from the federal and state governments accounted for 1.5% and 2.8% of sales and revenues for the three months ended March 31, 2006 and 2005. The ethanol support revenue amounted to $490,154 and $692,945 for the three months ended March 31, 2006 and 2005. The federal support payment is from the Bioenergy Program funded through the Commodity Credit Corporation and is based on increases in the production of ethanol over the same prior year period. This program is scheduled to expire on September 30, 2006. The state support payment is based on the production of ethanol within the State of Wisconsin and is scheduled to expire after June 30, 2006. We expect to maintain production at approximately current levels for the remainder of the year. The remaining 0.1% of sales for the three months ended March 31, 2006 were from rental income sources.

Cost of Sales

Our cost of sales as a percentage of sales and revenues were 72.8% and 78.7% for the three months ended March 31, 2006 and 2005. The decrease in cost of sales relative to revenues for the three months ended March 31, 2006 is primarily due to the increase in the price we are receiving for our ethanol sold and the stable price for our primary raw material input, corn.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses as a percentage of sales and revenues were 3.0% and 3.1% for the three months ended March 31, 2006 and 2005. We expect our selling, general and administrative expenses to remain constant and keep pace with production and sales.

Interest Expense and Income

Our interest expense as a percentage of sales and revenues were 0.9% and 1.2% for the three months ended March 31, 2006 and 2005. The amount of our interest expense has remained approximately the same, but decreased as a percentage of sales as our sales have risen. We anticipate that our interest expense as a percentage of sales will increase in the next several quarters due to indebtedness incurred to finance the addition to our facility.

Liquidity and Capital Resources

As of March 31, 2006, we had cash and cash equivalents of $32,484, current assets of $12,270,549 and an available unused revolving loan of $5,500,000. For the three months ended March 31, 2006, cash provided by operating activities was $6,350,117, cash used in investing activities was $6,386,072 and cash used in financing activities was $1,458,089.

On June 29, 2005, we entered into a credit facility with Agstar (the “Credit Facility”). The Credit Facility was structured as two term loans in the aggregate amount of $15,491,087 (the “Term Loan”), a convertible loan in the amount of $20,000,000 (the “Convertible Loan”), and a revolving loan in the amount of $9 million (the “Revolving Loan”). The Credit Facility replaces the Company’s prior credit facility with First National Bank of Omaha, and also allows the Company to pay costs incurred by the Company under an agreement between the Company and AMG/GCI, LLC and related agreements, and to provide for operating capital.

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

Borrowings under the Credit Facility are secured by substantially all of the assets of the Company. The Credit Facility contains financial and other covenants, and includes restrictions on certain activities of the Company, such as incurring additional debt. If an event of default, such as failure to make required payments or a failure to comply with covenants after any applicable grace period, were to occur under the Credit Facility, Agstar would be entitled to, among other remedies, declare all amounts outstanding under the facility immediately due and payable, and to enforce its security interest in and mortgage on the assets of the Company. The Company is in compliance with those covenants.

We anticipate that capital expenditures for the construction and licensed technology related to the build-out of our facility will be approximately $25,000,000.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. In addition, we may make forward-looking statements orally in the future by or on behalf of the Company. We undertake no responsibility to update any forward-looking statement. When used, the words “believe,” “expect,” “will,” “can,” “estimate,” “anticipate” and similar expressions are intended to identify forward-looking statements. Readers should not place undue reliance on any forward-looking statements and should recognize that the statements are not predictions of actual future results. Actual results could and likely will differ materially from those anticipated in the forward-looking statements due to risks and uncertainties. These risks and uncertainties include, without limitation, those listed below and the business risks and factors described elsewhere in this report, in our other Securities and Exchange Commission filings and in our assumptions concerning financing requirements and future operations and may also include changes in state and federal ethanol subsidies, our need for additional capital, our ability to manufacture our products on a commercial scale and in compliance with regulatory requirements, increased competition and changes in government regulation.

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

•                  The ethanol industry is increasingly competitive, with additional plants in operation, under construction and in the planning stages. With additional plants coming on line in the near future, the supply of ethanol will increase, which, if the demand does not grow accordingly or is unaided by government policies and programs, could adversely impact the price of ethanol and our operating results.

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

•                  Wisconsin’s state producer incentive payment may not be available or could be modified, which could harm our business.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results from holding our credit agreements. The specifics of each credit agreement are discussed in greater detail in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operation. A hypothetical 1% increase in interest rates applied to exposed liabilities as of March 31, 2006 would result in additional interest expense of approximately $110,000 for the remainder of 2006.

Commodity Price Risk

We are also exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process, and the sale of ethanol. We seek to minimize the risks from fluctuations in the prices of corn through the use of hedging instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases, they do not qualify for hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of sales. As of March 31, 2006, we do not have any hedge position on exchange traded futures and options contracts. Instead, we are forward contracting for cash corn in order to cover our risk.

The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. As of March 31, 2006, the fair value of our derivative instruments for corn and ethanol was an asset of $151,651. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or ethanol. However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments that have delivery dates nearest the current cash price.

To manage our corn price risk, our hedging strategy is designed to establish a price ceiling for our corn purchases. We regularly use futures and options positions to manage corn price risk, however, we are currently managing this risk through cash corn purchases and do not have any futures or options positions.

We estimate that our expected corn usage is approximately 18-19 million bushels per year for the production of 50-52 million gallons of ethanol. As of today, we do not have any cash, futures, and option contract price protection in place for any expected corn usage through December 31, 2006. We have 58% of our expected corn usage protected by cash purchase contracts through December 31, 2006. As we move forward, additional protection may be necessary. As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects but are expected to produce long-term, positive growth for the Company. Our current corn hedge position is based upon the amount of ethanol that we have currently sold for future delivery. This protects us against an increase in the variable price of our corn purchased against a fixed sales price of our ethanol sold. We intend to continue our hedging strategy based upon ethanol sales and market conditions.

To manage our ethanol price risk, our hedging strategy is designed to establish a price floor for our ethanol sales. We are not offsetting ethanol sales with hedges at the current time. At present, the price of ethanol is favorable to commit to cash sales. In the future, we may not be able to sell ethanol at a favorable price relative to gasoline prices, we also may not be able to sell ethanol at prices equal to or more than our current price. This would limit our ability to offset our costs of production. Currently, we are attempting to lock in favorable prices through forward contracting.

 As of today, we have forward cash contract price protection in place for 75% of our expected ethanol production through December 31, 2006. As we move forward, additional protection may be necessary. As ethanol prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. As we move forward into summer, additional price protection may be required. Depending on energy market movements, crop prospects and weather, these price protection positions may cause short-term adverse effects but are expected to produce long-term positive growth for the Company.

To manage our natural gas price risk, we entered into a natural gas purchase agreement with our supplier to supply us with natural gas, fixing the price at which we purchase natural gas. The price of natural gas has fallen since January 2006 and we have taken advantage of such lower prices to purchase our natural gas needs through the third calendar quarter of 2006.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2006 (the “Evaluation Date”), have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.    Exhibits

a.	Exhibits

	31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).
	31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports in Form 8-K.

Current report on Form 8-K, dated April 18, 2006, announcing the resignation of Don Endres from the Board of Directors.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BADGER STATE ETHANOL, LLC

Date:	May 12, 2006	By:	/s/ Gary L. Kramer
Gary L. Kramer
President and General Manager